Form 10QSB
period 2000-03-31
SOURCE ENERGY CORP /UT/
filed 2000-04-19
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                   Commission File No. 0-29129

                    SOURCE ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

             Utah                           87-0370820
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

        7412 Rosalind Circle, Salt Lake City, Utah 84121
            (Address of principal executive offices)

                         (801) 943-5490
                   (Issuer's telephone number)

                         Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
329,451 shares of common stock.

                           FORM 10-QSB
                    SOURCE ENERGY CORPORATION

                             PART I.
                      Financial Information

Item 1.  Financial Statements

Incorporated herein by this reference are the following financial statements filed under Item 7 of the current report on  Form  8-K
of   the  registrant  filed  with  the  Securities  and  Exchange
Commission on April 17, 2000.

Unaudited Balance Sheet at March 31, 2000
Unaudited Statements of Operations for the Three Months Ended
  March 31, 2000 and 1999
Unaudited Statements of Cash Flows for the Three Months Ended
  March 31, 2000 and 1999

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation

Incorporated herein by this reference is the discussion of the registrant's business and plan of operation under Item 2 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on April 17, 2000.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Attached as Exhibit No. 1 (SEC reference number 99) is the material incorporated by reference in this report.

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SOURCE ENERGY CORPORATION


Date:    April  18,  2000          By: /s/ Craig Carpenter, President