Form 10QSB
period 2000-06-30
SOURCE ENERGY CORP /UT/
filed 2000-08-10
CIK 1103645

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

                   3040 Granite Meadow Lane, Sandy Utah 84092
                    (Address of principal executive offices)

                                 (801) 943-5490
                           (Issuer's telephone number)

                7412 Rosalind Circle, Salt Lake City, Utah 84121
          (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
     Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                               PROCEEDINGS
                                     DURING THE PRECEDING FIVE YEARS:


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


                                   FORM 10-QSB
                            SOURCE ENERGY CORPORATION

                                     PART I.
                              Financial Information

Item 1.  Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statement fairly present the financial condition of the Registrant.

Incorporated herein are the Company's financials for the period ended June 30, 2000:

Unaudited Balance Sheet at June 30, 2000
Unaudited Statements of Operations for the Three and Six Months Ended
  June 30, 2000 and 1999
Unaudited Statements of Cash Flows for the Three and Six Months Ended
  June 30, 2000 and 1999

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

EXHIBITS:  None

REPORTS ON FORM 8-K:  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOURCE ENERGY CORPORATION


Date: August 10, 2000                   By: Craig Carpenter, President

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                  June 30, 2000



                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                             Condensed Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                 25,812
  Accounts receivable                                                                                               6,563
                                                                                                    ----------------------
                          Total Current Assets                                                                     32,375

Property and Equipment
  Equipment                                                                                                         5,476
  Proved oil and gas properties                                                                                   597,353
                                                                                                    ----------------------
                      Total Property and Equipment                                                                602,829
              Less: Accumulated Depreciation and Depletion                                                       (518,618)
                                                                                                    ----------------------
                       Net Property and Equipment                                                                  84,211
                                                                                                    ----------------------
                              Total Assets                                                       $                116,586
                                                                                                    ======================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Judgement payable                                                                                                75,000
 Taxes Payable                                                                              $                        284
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  75,284
                                                                                                   ---------------------
                           Total Liabilities                                                                      75,284


Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
outstanding                                                                                                         101
  Additional Paid-in Capital                                                                                  1,243,454
  Accumulated Deficit                                                                                        (1,202,253)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                 41,302
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $               116,586
                                                                                                   =====================



                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Condensed Statements of Operations
            For the Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                         Three             Three             Six               Six
                                                         Months            Months           Months           Months
                                                         Ended             Ended            Ended             Ended
                                                        June 30,          June 30,         June 30,         June 30,
                                                          2000              1999             2000             1999

                                                    ----------------  ---------------- ----------------  ---------------
Revenues from Oil and Gas Activities                $        14,910              7,116           29,515           11,810
Oil and Gas Producing Expense:
  Production costs                                            3,701              1,708            6,938            3,901
  Depletion                                                   3,918              2,388            7,836            3,956
                                                    ----------------  ---------------- ----------------  ---------------
        Total Oil and Gas Producing Expense                    7,619             4,096           14,774            7,857


          Income/(Loss) from Oil and Gas
                    Activities                                 7,291             3,020           14,741            3,953
Other Income/(Expense):
  General and administrative expense                         (6,003)             (884)          (6,322)          (3,456)
  Judgment expense                                               -0-               -0-         (90,039)              -0-
  Interest                                                       14                  2               20                4
                                                    ----------------  ---------------- ----------------  ---------------
           Total Other Income/(Expense)                      (5,989)            ( 882)         (96,341)          (3,452)
                                                    ----------------  ---------------- ----------------  ---------------

Net income/(loss) before income tax                           1,302              2,138         (81,600)              501
Provision for income tax                                        447                -0-              447              -0-
                                                    ----------------  ---------------- ----------------  ---------------

Net Income/(Loss)                                   $           855              2,138         (82,047)              501
                                                    ================  ================ ================  ===============


Income/(Loss) per Share                             $            .01              .01             (.20)              .01
                                                    ================  ================ ================  ===============

Weighted Average Shares                                      404,451           404,451          404,451          404,451
Outstanding
                                                    ================  ================ ================  ===============


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
            For the Three Months and Six Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                      Three           Three             Six             Six
                                                                     Months           Months          Months          Months
                                                                      Ended           Ended            Ended           Ended
                                                                    June 30,         June 30,        June 30,        June 30,
                                                                      2000             1999            2000            1999

                                                                 --------------- ---------------- --------------- ---------------
Cash Flows From Operating Activities
Net Income/(loss)                                                $          855            2,138         (82,047)             501
Adjustments to reconcile net income to net cash
provided by
 operating activities:
    Depreciation and depletion                                            3,918              -0-            7,836           1,568
    Stock issued for debt                                                15,604                            15,604
    (Increase)/decrease in accounts receivable                            8,042           (2,268)         (1,479)         (2,268)
    Increase/(decrease) in current liabilities                          (14,855)              -0-          75,185             -0-
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by/(Used for) Operating                                13,564             (130)          15,099           (199)
Activities
                                                                 --------------- ---------------- --------------- ---------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                          -0-               -0-             -0-             -0-
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by Financing Activities                                   -0-               -0-            -0-              -0-
                                                                 --------------- ---------------- --------------- ---------------

Net Increase/(Decrease) in Cash                                           13,564            (130)          15,099           (199)
Beginning Cash Balance                                                    12,248            2,120          10,713           2,189
                                                                 --------------- ---------------- --------------- ---------------

Ending Cash Balance                                              $       25,812             1,990          25,812           1,990
                                                                 =============== ================ =============== ===============


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                     $          447              -0-             447              -0-

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 1            PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 1999.


Note 2            ORGANIZATION

     The Company was originally incorporated under the name Exit, Inc. in accordance with the laws of the State of Utah on January 30, 1981. In April of 1984, the Company changed its name to Parker Energy Technology, Inc. From its inception until May 20, 1997, the Company had been in the business of oil and gas exploration and production activities. Currently, the Company has one producing well, located in Grand County, Utah. On May 20, 1997, the Company effected a reverse split of its outstanding shares from 81,637,100 to 1,632,742. Simultaneous thereto, the Company entered into an agreement with an individual to engage in the business of distillate fuel systems process plants and changed its name to Source Energy Corporation. On March 10, 2000 a U.S. district court judge rescinded the May 20, 1997 agreement and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. This included cancelling 12,305,800 shares of common stock issued in the transaction.


Note 3            JUDGEMENT

     On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 2, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 3            JUDGEMENT (cont.)

     he held prior to the May 20, 1997 agreement.

     The Court also ordered that the other defendants in the case, T.R. Kraft, and Point Source Energy Corporation, an Oregon corporation, to pay an award to the Company in the amount of $225,000. The Company does not intend to record this amount as a receivable on its books because the defendants' whereabouts are unknown and ability to collect from them is questionable.

Note 4            REVERSE SPLIT OF COMMON SHARES

     The Company effected a 1 for 40 reverse split, which became effective April 10, 2000.

Note 5            ACQUISITION/MERGER

     On April 13, 2000, the Company acquired Newven Acquisition Corporation, A Nevada Corporation ("Newven"), as a wholly owned subsidiary through a stock for stock exchange. Immediately following the exchange, the Company and Newven entered into a Plan of Merger pursuant to which Newven was merged with the Company. All of Newven's outstanding stock (500,000 shares) were exchanged for 25,000 shares of the Company's restricted common stock. Newven's assets at the time of the merger were $565 in cash; there were no liabilities.

Note 6            STOCK ISSUED FOR DEBT

     On April 13, 2000, the Company issued 200,000 shares to its President, who is also a shareholder, in exchange for a debt reduction of $15,039.