Form 10QSB
period 2000-09-30
SOURCE ENERGY CORP /UT/
filed 2000-11-14
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                         404,451 shares of common stock.


                                   FORM 10-QSB
                            SOURCE ENERGY CORPORATION

                                     PART I.
                              Financial Information

Item 1.  Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report have been reviewed and are on file with the Company's auditor, Mantyla McReynolds. In the opinion of management, the Financial Statement fairly present the financial condition of the Registrant.

     Incorporated herein are the Company's financials for the period ended September 30, 2000:

Unaudited Balance Sheet at September 30, 2000
Unaudited Statements of Operations for the Three and Nine Months Ended
  September 30, 2000 and 1999
Unaudited Statements of Cash Flows for the Three and Nine Months Ended
  September 30, 2000 and 1999

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation

     Incorporated herein by this reference is the discussion of the registrant's business and plan of operation under Item 2 of the current report on Form 8-K of the registrant filed with the Securities and Exchange Commission on April 17, 2000.


                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

Item 1.     Legal Proceedings

     On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, case no. 2:00CV 0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants.

     On May 20, 1997, Source entered into an agreement with Timothy R. Kraft and Point Source Energy ("Point") to engage in the business of distillate fuel systems process plants, and in connection with that transaction issued 12,305,800 shares of common stock.

     Subsequently, Craig Carpenter, a former officer and director of Source and a stockholder, filed a shareholder derivative suit in the United States District Court, District of Utah, case no. 2:99CV0332K, against Mr. Kraft, Point, and
Source alleging that Kraft and Point committed fraud to induce plaintiffs to enter into the original transaction ("Carpenter Suit").

     On March 10, 2000 the District Court issued a judgment and order in the Carpenter Suit rescinding the May 20, 1997 transaction. The judgment states that Source be returned, as nearly as possible, to its status prior to consummation of said transaction. This included canceling 12,305,800 shares of common stock issued in the transaction to Kraft by Source, reinstating Craig Carpenter, Helen
G. Carpenter, and Kathy Morrison as officers and directors of Source, and the return of 182,852 shares of Common Stock from Kraft to Carpenter, which were originally sold directly by Carpenter to Kraft. Craig Carpenter was granted an award against Source in the amount of $75,000 to compensate him for the benefit he conferred on the stockholders of Source by prosecuting the action against Kraft and Point. Source was awarded damages against Kraft in the amount of $75,000.

     During his tenure as an officer and director of Source, Mr. Kraft issued two press releases that the SEC alleges are false and misleading. The SEC further alleges that the press releases were issued by Kraft in an effort to manipulate the public market price for Source common stock in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC is seeking an order enjoining Source from violating these provisions of the Securities Exchange Act of 1934 in the future.

     In the course of the Carpenter Suit, Mr. Carpenter informed the SEC of the conduct of Mr. Kraft, and regularly kept the SEC informed of the progress of the case and his efforts to remove Mr. Kraft. Although Source received no monetary or other benefit from Mr. Kraft's alleged fraud, Mr. Kraft was removed from any position of control over Source by order of the District Court in the Carpenter Suit, Mr. Carpenter was reinstated as an officer and director, and Mr. Carpenter cooperated fully with the SEC in providing to it information on the Carpenter Suit, the SEC still included Source in its lawsuit against Mr. Kraft apparently because the press releases were issued with Source's name on them. Under these circumstances, Source is reviewing its options for filing an answer to the complaint filed by the SEC and defending itself against the allegations of the SEC.


Exhibits and Reports On Form 8-K

EXHIBITS:  None

REPORTS ON FORM 8-K:  None

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOURCE ENERGY CORPORATION


Date: NOVEMBER 13, 2000                 By: /S/ CRAIG CARPENTER

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                               September 30, 2000


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                             Condensed Balance Sheet
                               September 30, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                 30,280
  Accounts receivable                                                                                               3,685
                                                                                                    ----------------------
                          Total Current Assets                                                                     33,965

Property and Equipment
  Equipment                                                                                                         5,476
  Proved oil and gas properties                                                                                   597,353
                                                                                                    ----------------------
                      Total Property and Equipment                                                                602,829
              Less: Accumulated Depreciation and Depletion                                                       (522,535)
                                                                                                    ----------------------
                       Net Property and Equipment                                                                  80,294
                                                                                                    ----------------------
                              Total Assets                                                       $                114,259
                                                                                                    ======================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Judgement payable                                                                                                75,000
 Accounts Payable                                                                           $                        371
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  75,371
                                                                                                   ---------------------
                           Total Liabilities                                                                      75,371


Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
outstanding                                                                                                         101
  Additional Paid-in Capital                                                                                  1,243,454
  Accumulated Deficit                                                                                        (1,204,667)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                 38,888
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $               114,259
                                                                                                   =====================





                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                         Condensed Statements of Operations
                          For the Three and Nine Months Ended September 30, 2000 and 1999
                                                    (Unaudited)


                                                         Three             Three             Nine             Nine
                                                         Months            Months           Months           Months
                                                         Ended             Ended            Ended             Ended
                                                       September         September        September         September
                                                        30, 2000          30, 1999         30, 2000         30, 1999

                                                    ----------------  ---------------- ----------------  ---------------
Revenues from Oil and Gas Activities                $        13,513              6,687           43,028           11,381
Oil and Gas Producing Expense:
  Production costs                                            3,390              1,734           10,327            3,927
  Depletion                                                   3,918              3,583           11,754            5,151
                                                    ----------------  ---------------- ----------------  ---------------
        Total Oil and Gas Producing Expense                   7,308              5,317           22,081            9,078


          Income/(Loss) from Oil and Gas
                    Activities                                 6,205             1,370           20,947            2,303
 Other Income/(Expense):
  General and administrative expense                         (8,660)              (30)         (14,983)          (2,733)
  Judgment expense                                               -0-               -0-         (90,039)              -0-
  Interest                                                       41                -0-               61                3
                                                    ----------------  ---------------- ----------------  ---------------
           Total Other Income/(Expense)                      (8,619)             ( 30)        (104,961)          (2,730)
                                                    ----------------  ---------------- ----------------  ---------------
Net income/(loss) before income tax                          (2,414)             1,340         (84,014)            (427)
Provision for income tax                                        -0-                -0-              447              -0-
                                                    ----------------  ---------------- ----------------  ---------------

Net Income/(Loss)                                   $        (2,414)             1,340         (84,461)            (427)
                                                    ================  ================ ================  ===============


Income/(Loss) per Share                             $          (.01)               .01           (.021)            (.01)
                                                    ================  ================ ================  ===============

Weighted Average Shares Outstanding                          404,451           404,451         404,451          404,451
                                                    ================  ================ ================  ===============




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
         For the Three Months and Six Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                                Three             Three              Nine              Nine
                                                                Months            Months            Months            Months
                                                                Ended             Ended             Ended             Ended
                                                              September         September         September         September
                                                               30, 2000          30, 1999          30, 2000          30, 1999

                                                           ----------------  ----------------  ----------------  ----------------
Cash Flows From Operating Activities
Net Income/(loss)                                          $        (2,414)            1,340           (84,461)             (427)
Adjustments to reconcile net income to net
cash provided by
 operating activities:
    Depreciation and depletion                                       3,918               -0-             11,754             5,152
    Stock issued for debt                                              -0-                               15,604
    (Increase)/decrease in accounts receivable                       2,878              3,584             1,398               -0-
    Increase/(decrease) in current liabilities                          86                -0-            75,272               -0-
                                                           ----------------  ----------------  ----------------  ----------------
Net Cash Provided by/(Used for) Operating                            4,468             4,924             19,567             4,725
Activities
                                                           ----------------  ----------------  ----------------  ----------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                     -0-                -0-               -0-               -0-
                                                           ----------------  ----------------  ----------------  ----------------
Net Cash Provided by Financing Activities                              -0-                -0-              -0-                -0-
                                                           ----------------  ----------------  ----------------  ----------------

Net Increase/(Decrease) in Cash                                       4,468             4,924            19,567             4,725
Beginning Cash Balance                                               25,812             1,990            10,713             2,189
                                                           ----------------  ----------------  ----------------  ----------------

Ending Cash Balance                                        $        30,280              6,914            30,280             6,914
                                                           ================  ================  ================  ================


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                           $-0-              -0-               447                -0-


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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


Note 3            JUDGEMENT

          On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 2, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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