Form 10KSB
period 2000-12-31
SOURCE ENERGY CORP /UT/
filed 2001-03-30
CIK 1103645

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------

                           Commission File No. 0-29129

                            SOURCE ENERGY CORPORATION
               (Name of Small Business Issuer in its Charter)

           UTAH                                      87-0370820
        ---------                                     ----------
State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

                   3040 Granite Meadow Lane, Sandy Utah 84092
                          ----------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 943-5490


                                       N/A

                                       ---
          (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act: Common

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X    No     (2)   Yes X    No
         ---     ---           ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 - $56,785.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 1, 2001 - $143,851. There are approximately 104,619 shares of common voting stock of the Registrant held by non-affiliates. On March 1, 2001 the average bid price was $1.375

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  March 1, 2001

                                     404,451

                                   ---------

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes     No  X
                                                ---     ---

                                     PART I

Item 1.  Description of Business.

Business Development

--------------------

         Source was originally incorporated under the name Exit, Inc. in accordance with the laws of the State of Utah on January 30, 1981. In April of 1984, the Company changed its name to Parker Energy Technology, Inc. From its inception until May 20, 1997, the Company had been in the business of oil and gas exploration and production activities. Currently, the Company has one producing well, located in Grand County, Utah.

     On May 20, 1997, the Company effected a reverse split of its outstanding shares from 81,637,100 to 1,632,742. Simultaneous thereto, the Company entered into an agreement with a T.R. Kraft and Point Source Energy ("Point") to engage in the business of distillate fuel systems process plants, issued 12,305,800 shares of common stock in connection with the transaction and changed its name to Source Energy Corporation.

     Subsequently, Craig Carpenter, a former officer and director of Source and a stockholder, filed a shareholder derivative suit in the United States District Court, District of Utah, case no. 2:99CV0332K, against T.R. Kraft, Point, and
Source alleging that Kraft and Point committed fraud to induce plaintiffs to enter into the original transaction.

     On March 10, 2000 the District Court issued a judgment and order rescinding the May 20, 1997 transaction. The judgment states that Source be returned, as nearly as possible, to its status prior to consummation of said transaction. This included canceling 12,305,800 shares of common stock issued in the transaction to Kraft by Source, reinstating Craig Carpenter, Helen G. Carpenter, and Kathy Morrison as officers and directors of Source, and the return of 182,852 shares of Common Stock from Kraft to Carpenter, which were originally sold directly by Carpenter to Kraft. Craig Carpenter was granted an award against Source in the amount of $75,000 to compensate him for the benefit he conferred on the stockholders of Source by prosecuting the action against Kraft and Point. Source was awarded damages against Kraft in the amount of $75,000. In addition, Source is liable for legal fees and expenses of the suit in the amount of $15,039. To settle the legal fees and expenses, Source issued 200,000 shares of its Common Stock to Mr. Carpenter. Source intends to pursue its damage award against T.R. Kraft, but cannot predict at this time whether it will be successful in collecting.

     On April 10, 2000, Source effected a 1 for 40 reverse split in its issued and outstanding Common Stock.

         On April  13,  2000,  Source  Energy  Corporation,  a Utah  corporation
("Source") acquired Newven Acquisition Corporation, a Nevada corporation ("Newven") as a wholly owned subsidiary through a stock for stock exchange. Immediately following the exchange, Source and Newven entered into a Plan of Merger pursuant to which Newven was merged with and into Source. See the exhibit index for the Current Report on Form 8-K as filed with the Securities and Exchange Commission.

     Prior to the transaction, Newven had 500,000 shares of common stock outstanding, which were exchanged for 25,000 shares of the restricted common stock of Source.

Business

--------

     Existing operations and plan of operation

     In 1981, Source purchased a working interest in, and became the operator of, the property known as Bureau of Land Management Federal Oil and Gas Lease No. U-14654 consisting of 480 acres. Located in Grand County, Utah, this is Source's only oil and gas property. The Company has one producing well on this lease. At the present time the Company maintains a 68.78% working interest in the property.

     Source has previously drilled two other dry holes on the lease. We intend to evaluate the lease for new sites that show a reasonable chance of success in drilling producing wells. We will also look for opportunities to acquire additional oil and gas properties for development in the states of Utah and Wyoming.

     Source has been unable pursue any meaningful business operations during the past two years because of the litigation resulting from the transaction with T.R. Kraft and Point. The litigation was resolved by a judgment entered in March 2000. On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, case no. 2:00CV 0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants. Source believes this complaint will have to be rectified before it will be in a position to pursue more active business operations.

     As a result of these circumstances, operations were limited in the past two years to maintaining production from our one producing oil well in Grand County. Revenue from oil production in 2000 and 1999 was $56,785 and $26,043, respectively. The increase in revenue from fiscal year 1999 to fiscal year 2000 is attributable primarily to rising oil prices.

However, these resources are not sufficient to embark on new drilling activity on our existing lease or to acquire and develop any other oil and gas properties. Consequently, we intend to seek additional debt or equity financing over the next year to fund expansion of our operations. However, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. If we do find financing, there is no assurance that we will succeed in expanding our operations or remain profitable.

Principal Products or Services and Markets

          The Company will continue to produce and market oil. The demand for this product continues to increase as population and industry conversions expand.

Reserve Analyses

          The Company has not had an outside consultant perform a certified reserve analysis on the Company's leases. For more information see the Notes to Financials Statements, attached hereto.

          Reserve analyses are at best speculative, especially when based upon limited production and limited access to production records; no assurance can be given that the reserves attribute to these leases exist or will be economically recoverable. See the Risk Factor entitled "Uncertainty of Reserve Estimates," herein.

Distribution Methods of Products or Services.
--------------------------------------------

         We sell all of our oil production to Giant Industries at spot prices. Emerging from a two-year downturn, oil prices reached their highest level since the Gulf War and have continued to rise. Giant Industries will take all of the oil that we can produce.

     Prices for oil and gas are driven strictly by supply and demand. We can sell our products to any one of five local distributors. Prices among the five distributors are nearly equal. We decided to sell to Giant Industries based on quality of service and proximity of their delivery point to our lease. We do not use commodity futures contracts or price swaps in marketing our crude oil.

Status of Any Publicly Announced New Product or Service

          The Company does not have any publicly announced new product or service; nor does it anticipate any in the foreseeable future.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

     The oil and gas industry is highly competitive in all phases. We will encounter strong competition from other independent oil companies in all areas of our business including marketing, production and obtaining external financing. Most of our competitors have financial resources, personnel, and facilities substantially greater than ours. However, unless there is a substantial drop in the market for oil and natural gas, we can sell our products at daily spot prices.

          The prices of the Company's products are controlled by the world oil market and the United States natural gas market; thus, competitive pricing behaviors in this regard are considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product.

Sources and Availability of Raw Materials and Names of Principal Suppliers

          The Company's operations are not dependent on the acquisition of any raw materials. See the caption "Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition," above.

Dependence on One or a Few Major Customers

         Prices for oil and gas are driven strictly by supply and demand. We can sell our products to any one of five local distributors.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

     As is customary in the oil and gas industry, only a perfunctory title examination is conducted at the time oil and gas leases are acquired. Prior to the commencement of drilling operations, a thorough title examination is conducted. We believe the title to our lease is good and indefeasible in accordance with standards generally accepted in the oil and gas industry. Our existing and future leases may be burdened by customary royalty interests, liens incident to oil and gas operations, and liens for taxes and other governmental charges as well as encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with the use of the property.

          Royalty agreements relating to oil and gas production are standard in the industry. See the caption "Business," above for the amounts of the royalties on the Company's lease.

Need for Governmental Approval of Principal Products or Services

          None of the principal products or services offered by the Company require governmental approval. See the caption "Effect of Existing or Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on Business

     All aspects of the oil and gas industry are extensively regulated by federal, state, and local governments. Regulations govern such things as drilling permits, production rates, environmental protection and pollution control, royalty rates, and taxation rates. These regulations may substantially increase the cost of doing business and sometimes prevent or delay the start or continuation of any given exploration or development project. Regulations are subject to future changes by legislative and administrative action and by judicial decisions, which may adversely affect the petroleum industry.

     We believe our operations comply with all applicable legislation and regulations in all material respects and that the existence of such regulations has had no more restrictive effect on our method of operations than other similar companies in the industry. Although we do not believe our business operations presently impair environmental quality, compliance wit federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon our capital expenditures, earnings and competitive position.

     In the areas which we conduct our operations, there are statutory provisions regulating the production of oil and natural gas. These rules may restrict the oil and gas production rate to below the rate our existing and future wells can produce. We are also subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. We may be required to obtain permits before drilling and operating our wells. Also, we may be subject to liability for pollution that results from our operations. It is impossible to predict if and to what extent these regulations may impact our operations.

     State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and/or reports concerning operations. The state regulatory authorities may also have statutes and regulations concerning the spacing of wells, environmental matters and conservation.

     We intend to comply with all regulations pertaining to our operations. However, future legislation and regulation may have an adverse impact on our business.

          Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The federal Clean Water Act requires the Company to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table. This involves the insertion of a seven-inch diameter steel casing into each well, with cement on the outside of the casing. The cost of compliance with this environmental regulation is approximately $10,000 per well.

        The Company's operations are also subject to laws and regulations requiring removal and cleanup of environmental damages under certain circumstances. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose the Company to liability for the conduct of operations or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on the Company's operations. In addition, the Company's existing and proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations.

          The Company believes it is presently in compliance with all applicable federal, state and local environmental laws, rules and regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on the Company's present and contemplated business operations.

          The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which the Company's business operations are subject, and there are many others, the effects of which could have an adverse impact on the Company. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on the Company's current future operations.

Research and Development

                  The Company has not expended any amount in research and development activities during the last fiscal year.

Cost and Effects of Compliance with Environmental Laws

         See  the  caption   "Effect  of   Existing  or  Probable   Governmental
Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees

         Source has no employees. It relies on independent contractors to perform the services required to maintain its producing well.

Risk Factors

-------------

                  Limited Market for Common Stock; Although the Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), the market is very limited; there can be no assurance that it will continue or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and factors such as competition, governmental regulation and fluctuations in operating results may all have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock. See the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein.

          Future Capital Requirements; Uncertainty of Future Funding. The Company presently has limited operating capital. It will require substantial additional funding in order to pursue any operations outside of operating the one existing location. The Company would need to raise these funds through equity or debt financings, which may be very difficult for such a highly speculative enterprise. There can be no assurance that such additional funding will be made available to the Company, or if made available, that the terms thereof will be satisfactory to the Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders. If such funding is not made available to the Company, it is doubtful that the Company would be able to expand operations outside of its presently limited scope. See the caption "Business" and the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," herein.

          Substantial Capital Requirements. If revenues were to decrease as a result of lower oil and gas prices, decreased production or otherwise, the Company may have limited ability to continue production, resulting in a further decrease in production and revenues. If the Company's cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

          Replacement of Reserves. The Company's future success will depend upon its ability to find, acquire and develop additional oil and gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. The Company currently does not have a plan to increase its reserve base.

          Uncertainty of Reserve Estimates. Oil and gas reserve estimates and the present value estimates associated therewith are derived from limited data. As a result, oil and gas reserve estimates and present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate. If reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated. Moreover, significant downward revisions of reserve estimates may adversely affect the Company's ability to borrow funds in the future or have an adverse impact on other financing arrangements.

          Operating Hazards. Oil and gas operations involve a high degree of risk. Natural hazards, such as excessive underground pressures, may cause costly and dangerous blowouts or make further operations on a well financially or physically impractical. Any of the foregoing hazards may result in substantial losses or liabilities to third parties, including claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to persons or property.

         Future Sales of Common Stock. Craig Carpenter, President and Director beneficially owns 209,832 shares of the common stock of the Company or approximately 52% of its outstanding voting securities. All of his shares Will have been beneficially owned for one year on April 16, 2001, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Carpenter may then commence to sell his "restricted securities" in an amount equal to up to 1% of the then outstanding securities of the Company, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Carpenter could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. Sales of restricted securities by others could also have an adverse effect on any market in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities." For additional information concerning the present market for shares of common stock of the Company, see the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein. For information regarding common stock ownership of Mr. Carpenter, see the caption "Security Ownership of Certain Beneficial Owners and Management," herein.

     Voting Control. By virtue of Craig Carpenter's ownership of approximately 52% of the Company's outstanding voting securities, Mr. Carpenter has the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Mr. Carpenter may be deemed to have absolute control over the management and affairs of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," of this Report.

          Competition. The Company's oil and gas exploration activities are centered in a highly competitive field. In seeking any other suitable oil and gas properties for acquisition, or drilling rig operators and related personnel and equipment, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company's initial competitive position in the oil and gas industry will be significant. See the caption "Competition" under the heading "Business," herein.

          Dependence on Key Employees and Technical Personnel. The Company is substantially dependent upon the continued services of Craig Carpenter its
President and Director. Mr. Carpenter is in good health; however, his retirement, disability or death would have a significant adverse impact on the Company's business operations. To the extent that his services become unavailable, the Company will be required to retain other qualified personnel; there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms. See the caption "Directors, Executive Officers, Promoters and Control Persons," herein.

          Similarly, the oil and gas exploration industry requires the use of personnel with substantial technical expertise. In the event that the services of its current technical personnel become unavailable, the Company will need to hire qualified personnel to take their place; no assurance can be given that it will be able to recruit and hire such persons on mutually acceptable terms.

     Governmental Regulations. The Company is subject to numerous state and federal regulations, environmental and otherwise, that may have a substantial negative effect on its ability to operate at a profit. See the captions "Effect of Existing or Probable Governmental Regulations on Business" and "Costs and Effects of Compliance with Environmental Laws," herein.

          General Economic Risks/Potential Volatility of Stock Price. The Company's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in general and local economic conditions may cause high volatility in the market price of the Company's securities and may adversely affect an investment in these securities. Oil and gas prices are extremely volatile and are subject to substantial seasonal, political and other fluctuations, all of which are beyond the Company's control.

Indemnification of Officers and Directors

     Section 16-10a-902 of the Utah Code Annotated provides in relevant part as follows:

     (1) Except as provided in Subsection (4), a corporation may indemnify an individual made a party to a proceeding because he is or was a director, against liability incurred in the proceeding if:

     (a) his conduct was in good faith; and

     (b) he reasonably believed that his conduct was in, or not opposed to, the corporation's best interests; and

     (c) in the case of any criminal proceeding, he had no reasonable cause to believe his conduct was unlawful.

     (4) A corporation may not indemnify a director under this section:

     (a) in connection with a proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation; or

     (b) in connection with any other proceeding charging that the director derived an improper personal benefit, whether or not involving action in his official capacity, in which proceeding he was adjudged liable on the basis that he derived an improper personal benefit.

     (5) Indemnification permitted under this section in connection with a proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with the proceeding.

     Section 16-10a-903 of the Utah Code Annotated provides in relevant part as follows:

     Unless limited by its articles of incorporation, a corporation shall indemnify a director who was successful, on the merits or otherwise, in the defense of any proceeding, or in the defense of any claim, issue, or matter in the proceeding, to which he was a party because he is or was a director of the corporation, against reasonable expenses incurred by him in connection with the proceeding or claim with respect to which he has been successful.

     Section 16-10a-907 of the Utah Code Annotated provides in relevant part as follows:

     Unless a corporation's articles of incorporation provide otherwise:

     (1) an officer of the corporation is entitled to mandatory indemnification under Section 16-10a-903, and is entitled to apply for court- ordered indemnification under Section 16-10a-905, in each case to the same extent as a director;

     (2) the corporation may indemnify and advance expenses to an officer, employee, fiduciary, or agent of the corporation to the same extent as to a director; and

     (3) a corporation may also indemnify and advance expenses to an officer, employee, fiduciary, or agent who is not a director to a greater extent, if not inconsistent with public policy, and if provided for by its articles of incorporation, bylaws, general or specific action of its board of directors, or contract.

     Source's by-laws provide that it shall indemnify to the full extent of its power to do so under Utah law, all directors and officers for any liability including costs of defense reasonably incurred in connection with any action, suit, or proceeding to which such person may be a party by reason of such person's position with Source, if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in, or not opposed to, the best interests of the corporation. Consequently, Source intends to indemnify its officers and directors to the full extent permitted by the statute noted above.

Item 2.  Description of Property.
---------------------------------

In 1981, Source purchased a working interest in, and became the operator of, the property known as Bureau of Land Management Federal Oil and Gas Lease No. U-14654 consisting of 480 acres. Located in Grand County, Utah, this is Source's only oil and gas property. The Company has one producing well on this lease. At the present time the Company maintains a 68.78% working interest in the property.

The Company utilizes the office of its President, Craig Carpenter, at no expense.

Item 3.  Legal Proceedings.
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None;

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

------------------

          The Company's common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, the market for shares of the Company's common stock is extremely limited. No assurance can be given that the present market for the Company's common stock will continue or will be maintained, and the sale of the Company's "unregistered" and "restricted" common stock pursuant to Rule 144 as outlined under the caption "Recent Sales of Unregistered Securities" of this Report may have a substantial adverse impact on any such public market. See the Risk Factor entitled "Future Sales of Common Stock," herein.

The high and low bid prices for these shares of common stock of the Company since that period are as follows:

                                                 Bid

Quarter ending:                         High                Low

December 31, 1999                      $0.03                $0.01

March 31, 2000                         $0.125               $0.025

April 3, thru
April 7, 2000                          $0.05                $0.025


April 10, thru
June 30, 2000                          $2.9375              $0.10
(after a 1 for 40 reverse split)

September 29, 2000                     $3.5625              $2.50

December 29, 2000                      $2.75                $2.50

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of the year ended March 1, 2001, was approximately 2,992; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends
---------

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

Source settled its legal cost obligation to Craig Carpenter on April 13, 2000 by issuing to him 200,000 shares of restricted common stock to cancel the $15,039 obligation.

Also on April 13, 2000 Source issued 12,500 "unregistered" and "restricted" shares to Cletha A. Walstrand and 12,500 shares to MRF Investment & Consulting for the acquisition of Newven Acquisition Corporation.

On April 20, 2000 Source issued a total of 75,000 shares of "unregistered" and "restricted" shares of common stock to Cletha A. Walstrand, MRF Investment & Consulting and Paul Hickey for the completion of the Company's Current Report on Form 8-K.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     Source has been unable pursue any meaningful business operations during the past three years because of the litigation resulting from the transaction with T.R. Kraft and Point. The litigation was resolved by a judgment entered in March 2000. On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, case no. 2:00CV 0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants. Source believes this complaint will have to be rectified before it will be in a position to pursue more active business operations. Currently the Company is seeking to resolve this issue with the Securities and Exchange Commission.

Results of Operations
---------------------

        For the fiscal year ended December 31, 2000, the Company received total revenues of $56,785 up from $26,043 for the previous year.

        Depletion increased from $8,733 in 1999 to $14,732 in 2000.

        Total costs and expenses increased from $5,125 in 1999 to $21,373 in 2000. The Company also recorded a loss of extraordinary income from the judgment as described in the section "Legal Proceedings".

           For the fiscal year ended December 31, 2000, the Company incurred a net loss of $85,826 ($0.27 per share) compared to net income of $4,775 ($0.05 per share) in the preceding year.

Liquidity
---------

          The Company estimates that it will be able to adequately fund the above-referenced development and production plans, with the exception of the acquisition of additional properties, for the next 12 months. Sources of funds for the Company will be revenue from operations, private placement of the Company's unregistered and restricted securities, and loans. At this time, the Company is in contact with several funding sources. However, this plan of operation is based upon many variables and estimates, all of which may change or prove to be other than or different from information relied upon.

Item 7.  Financial Statements.
------------------------------

            Financial Statements for the years ended December 31, 2000 and 1999

            Report of Independent Certified Public
            Accountants

            Balance Sheet
            Statements of Operations

            Statements of Stockholders' Equity

            Statements of Cash Flows

            Notes to the Consolidated Financial
            Statements

                       SOURCE ENERGY CORPORATION (Formerly
                    known as Parker Energy Technology, Inc.)

                          Independent Auditors' Report
                                       and

                              Financial Statements

                                December 31, 2000

                            Source Energy Corporation

                                TABLE OF CONTENTS

                                                                         Page

Independent Auditors' Report                                              1

Balance Sheet -- December 31, 2000                                        2

Statements of Operations for the Years Ended December 31, 2000 and        3
1999.

Statements of Stockholders' Equity for the Years Ended December 31, 2000 4 and 1999.

Statements of Cash Flows for the Years Ended December 31, 2000 and        5
1999.

Notes to  Financial Statements                                         6 -- 11

Unaudited Supplemental Information Concerning Oil and Gas Producing      12
Properties

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Source Energy Corporation

We have audited the accompanying balance sheet of Source Energy Corporation, formerly known as Parker Energy Technology, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Energy Corporation, formerly known as Parker Energy Technology, Inc., as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses from operations since its inception and has not yet begun generating significant revenue which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds

Salt Lake City, Utah
March 2, 2001




                       SOURCE ENERGY CORPORATION Formerly
                     known as Parker Energy Technology, Inc.

                                  Balance Sheet
                                December 31, 2000

                                     ASSETS

Current Assets

  Cash and cash equivalents                                                                      $                 23,223
  Accounts receivable                                                                                               5,674
                                                                                                    ----------------------
                          Total Current Assets                                                                     28,897

Property and Equipment (Note 2)
  Equipment                                                                                                        13,872
  Proved oil and gas properties                                                                                   597,353
                                                                                                    ----------------------
                      Total Property and Equipment                                                                611,225
              Less: Accumulated Depreciation and Depletion                                                       (525,653)
                                                                                                    ----------------------
                       Net Property and Equipment                                                                  85,572
                                                                                                    ----------------------
                              Total Assets                                                       $                114,469
                                                                                                    ======================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities

 Accrued liabilities                                                                        $                        446
 Other current liability (Note 6)                                                                                 75,000
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  75,446
                                                                                                   ---------------------
                           Total Liabilities                                                                      75,446


Stockholders' Equity (Notes 1 & 8)
  Capital Stock -- 200,000,000 shares authorized having a par value of $.00025 per share; 329,451 shares

   issued and outstanding                                                                                            101
  Additional Paid-in Capital                                                                                   1,244,954
  Accumulated Deficit                                                                                        (1,206,032)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                  39,023
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $                114,469
                                                                                                   =====================


                 See accompanying notes to financial statements.

                       SOURCE ENERGY CORPORATION Formerly
                     known as Parker Energy Technology, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 2000 and 1999

                                                                                          2000                   1999
                                                                                          -----                  ----
Revenues from Oil and Gas Activities                                    $               56,785     $          26,043

Oil and Gas Producing Expense:

  Production costs                                                                      16,468                 7,317
  Depletion (Note 2)                                                                    14,732                 8,733
                                                                              -----------------       ---------------
                  Total Oil and Gas Producing Expense                                    31,200                16,050

               Income/(Loss) from Oil and Gas Activities                                 25,585                 9,993

  General and administrative expense                                                   (21,373)               (5,125)

                                                                              -----------------       ---------------
                   Net Income/(loss) from Operations                                      4,212                 4,868
Other Income/(Expense):

  Interest income                                                                          101                     7
                                                                              -----------------       ---------------
                     Total Other Income/(Expense)                                          101                     7
Net Income/(Loss) before income tax                                                      4,313                 4,875
Provision for income tax (Notes 1 & 4)                                                    (100)                 (100)
Extraordinary income (Note 7)                                                          (90,039)                   -0-
                                                                              -----------------       ---------------
Net Income/(Loss)                                                       $              (85,826)    $            4,775
                                                                              =================       ===============


Profit/(Loss) per Share                                                     $            (0.27)    $             0.05
                                                                              =================       ===============

Weighted Average Shares Outstanding                                                     319,205               104,451
                                                                              =================       ===============

                 See accompanying notes to financial statements.




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 2000 and 1999





                                                                              Additional                                    Net
                                        Common               Common             Paid-in            Accumulated         Stockholders'
                                        Shares                Stock             Capital              Deficit              Equity
                                    ---------------       ------------      --------------      -----------------  -----------------
Balance, December 31, 1998                4,088,981    $         1,022    $      1,226,929    $       (1,124,981)   $       102,970
Net Loss for the Year Ended
December 31, 1999                                                                                           4,775             4,775
                                    ---------------       ------------      --------------      -----------------    ---------------
Balance, December 31, 1999                4,088,981              1,022           1,226,929            (1,120,206)           107,745
Reverse split 1:40, April 10,
2000                                    (3,984,530)              (996)                 996                                     -0-
Issued common share to settle
legal fee debt, April 13, 2000              200,000                 50              14,989                                   15,039
Issued common shares to
acquire Newven, April 13,
2000                                         25,000                  6                 559                                      565
Issued common shares for
services, April 20, 2000                     75,000                 19               1,481                                    1,500
Net Income for the Year Ended
December 31, 2000                                                                                        (85,826)           (85,826)
                                    ---------------       ------------      --------------      -----------------      -------------
Balance, December 31, 2000                  404,451    $           101    $      1,244,954    $       (1,206,032)   $        39,023
                                    ===============       ============      ==============      =================      =============




                 See accompanying notes to financial statements.




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999

                                                                                               2000                 1999
                                                                                               ----                 ----
Cash Flows Provided by/(Used for) Operating Activities

Net loss                                                                                 $      (85,826)     $          4,775
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and depletion                                                                    14,872                8,732
    Legal services in acquisition of Newven                                                          565
    Issued common stock for professional services                                                  1,500
    Extraordinary loss on legal settlement                                                        90,039
    (Increase)/decrease in accounts receivable                                                     (590)              (5,084)
    Increase/(decrease) in current liabilities                                                       346                  100
                                                                                           -------------        -------------
Net Cash Used for Operating Activities                                                            20,906                8,523
                                                                                           -------------        -------------

Cash Flows Provided by/(Used for) Financing Activities

  Purchase of fixed assets                                                                       (8,396)                  -0-
                                                                                           -------------        -------------
Net Cash Provided by Financing Activities                                                        (8,396)                  -0-
                                                                                           -------------        -------------

Net Increase/(Decrease) in Cash                                                                   12,510                8,523
Beginning Cash Balance                                                                            10,713                2,190
                                                                                           -------------        -------------

Ending Cash Balance                                                                      $        23,223     $         10,713
                                                                                           =============        =============


Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for income taxes                                             $          100   $               100
  Cash paid during the year for interest                                                             -0-                  -0-



                 See accompanying notes to financial statements.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  -----------------------------------------------------------

                  (a)      Organization

                  The Company was originally incorporated under the name Exit, Inc. in accordance with the laws of the State of Utah on January 30, 1981. In April of 1984, the Company changed its name to Parker Energy Technology, Inc. From its inception until May 20, 1997, the Company had been in the business of oil and gas exploration and production activities. Currently, the Company has one producing well, located in Grand County, Utah. On May 20, 1997, the Company effected a reverse split of its outstanding shares from 81,637,100 to 1,632,742. Simultaneous thereto, the Company entered into an agreement with an individual to engage in the business of distillate fuel systems process plants and changed its name to Source Energy Corporation (Source). On March 10, 2000 a U.S. district court judge rescinded the May 20, 1997 agreement and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. This included cancelling 12,305,800 shares of common stock issued in the transaction. As nearly as possible, these financial statements have been prepared in accordance with the judge's order.

                  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies.

                  (b)      Proved Oil and Gas Properties

                  The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. This method of accounting requires the capitalization of exploration and development activities related to the discovery of producing properties and the expensing of costs related to the discovery of unsuccessful exploration efforts.

                  Depletion of oil and gas properties is provided by utilizing the units of production method. The cost of the property ($597,353) is divided by the total estimated reserves (128,740 barrels) resulting in a unit depletion amount of $4.64.

                  (c)      Property and Equipment

                  Equipment is stated at cost. Depreciation is provided using the straight-line method over a five year period. Maintenance and repair costs are charged to expense as incurred.

Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  [continued]
        ------------------------------------------------------------------------

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2000

                  (d)      Income Taxes

                  The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2000 is $0 due to the valuation allowance established as described in Note 4.

                         (e) Net Income Per Common Share

                  In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding.

                  (f)      Cash and Cash Equivalents

                  For purposes of the statements of cash flows, the Company considers cash on deposit in the bank and in its money market account to be cash.

                  (g)    Use of Estimates in Preparation of Financial Statements

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note 2            PROPERTY AND EQUIPMENT
                  ----------------------

                  Oil and Gas Producing Activities

                  During 1981, the Company purchased a working interest in, and became the operator of, the property known as Bureau of Land Management Federal Oil and Gas Lease No. U-14654 consisting of 480 acres. Located in Grand County, Utah, this is the Company's only oil and gas property. The Company has one producing well on this lease. At the present time the Company maintains a 68.78% working interest in the property.

                  Information on capitalized costs relating to oil and gas producing activities is presented below:

Proved Oil and Gas Properties                                         $  597,353
Accumulated Depletion ($14,732 during 2000 and
                       $8,732 during 1999)                   (520,038)
                                                                        --------
Net Capitalized Costs                                                $    77,315
                                                                        ========

Other Property and Equipment

Equipment at cost                                                    $    13,872
Accumulated depreciation($140 during 2000)                               (5,616)
                                                                         -------
   Net property and equipment                                       $      8,256
                                                                         =======


Note 3            LIQUIDITY

                  The Company has accumulated losses from inception through December 31, 2000 amounting to $1,206,032. The Company's ability to achieve a level of consistent profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management intends to raise additional capital through private or registered placement, debt or other offerings.

Note 4            INCOME TAXES

                  The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, during 1993. Prior years' financial statements have not been restated to apply the provisions of the Statement. No provision has been made for income taxes in the financial statements because the Company has accumulated substantial losses since inception.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2000

Note 4            INCOME TAXES [continued]
                  -------------

                  The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2000 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Deferred tax assets                            Balance        Tax        Rate
--------------------------------------------- ----------  -----------  --------
   Loss carryforward(expires through 2020)     $613,226    $239,158      39%
   Valuation allowance                                    ($239,158)
                                                          -----------
        Deferred tax asset                                       $0
                                                          ===========

                  The valuation allowance has increased $33,472 from $205,686 in the prior year. The current year provision for income tax represents the minimum franchise tax due to the State of Utah.

Note 5            SIGNIFICANT CONCENTRATIONS OF CREDIT RISK
                  -----------------------------------------

                  The Company's primary operations have been located in the geographic region of Grand County, Utah. Since its reorganization, the Company seeks a worldwide market. The accounts receivable of the Company are unsecured. Should the primary customer of the Company, a wholesale oil purchaser, default on its payment, the Company would be required to seek relief as an unsecured creditor. If the current purchaser of the Company's oil production were to cease to do business with the Company, it is reasonably certain that other purchasers would be readily available in the market place.

Note 6            RELATED-PARTY TRANSACTIONS
                  --------------------------

                  The president of the Company (also a shareholder) is also a 16.9% working interest owner in the Company's lease located in Grand County, Utah.

                  The Company has recorded a liability as part of a legal settlement (see Note 7). The $75,000 is due to a shareholder and officer of the Company. The balance is non-interest bearing and payable on demand.

Note 7            LEGAL SETTLEMENT

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2000

                  On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 1, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position he held prior to the May 20, 1997 agreement.

                  The Court also ordered that the other defendants in the case, T.R. Kraft, and Point Source Energy Corporation, an Oregon corporation, to pay an award to the Company in the amount of $225,000. The Company does not intend to record this amount as a receivable on its books because the defendants whereabouts are unknown and ability to collect from them is in question.

Note 8            COMMON STOCK

                  The Company effected a 1 for 40 reverse split, which became effective April 10, 2000.

                  On April 13, 2000, the Company issued 200,000 shares to its President, who is also a shareholder, in exchange for a debt reduction of $15,039.

                  On April 20, 2000, the Company issued 75,000 shares of common stock for professional services, valued at $1,500.

Note 9                     ACQUISITION/MERGER

                  On April 13, 2000, the Company acquired Newven Acquisition Corporation, A Nevada Corporation ("Newven"), as a wholly owned subsidiary through a stock for stock exchange. Immediately following the exchange, the Company and Newven entered into a Plan of Merger pursuant to which Newven was merged with the Company. All of Newven's outstanding stock (500,000 shares) was exchanged for 25,000 shares of the Company's restricted common stock. Newven's assets at the time of the merger were $565 in cash; there were no liabilities. The acquisition has been accounted for as a purchase. Newven has had minimal operations; all activity has been combined and presented since the acquisition date.

Note 10           OTHER LEGAL MATTER
                  ------------------

                  On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2000

                  in the United States District Court, naming Source Energy Corporation and Timothy R. Kraft, a former officer and director of the Company, as defendants.

                  The SEC has included the Company in its lawsuit against Mr. Kraft, apparently because press releases were issued with its name on them. Under these circumstances, the Company is reviewing its options for filing an answer to the complaint filed by the SEC and defending itself against the allegations of the SEC.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Unaudited Supplemental Information
                        Oil and Gas Producing Activities

                                December 31, 2000

         Reserve Quantity Information (Unaudited)

         Proved Developed Reserves:
           Beginning of year                                          19,842
           Production                                                ( 3,176)
                                                                      -------
           End of  year                                               16,666
                                                                      ======

         Note: The Company has previously drilled two other dry holes on the lease where these proved reserves are located. Since there are no additional known reserves, the Company has not estimated proved undeveloped reserves.

         Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 2000 (Unaudited)
         -----------------------------------------------------

         Future cash inflows *                                    $   413,014
         Future production and development costs*                    (130,614)
         Future income tax expenses**                                      --
                                                                    ---------
         Future net cash flows                                        282,400

         10% annual discount for estimated timing of cash flows      (131,246)
                                                                     --------

         Standardized measure of discounted future net cash flows $   151,154
                                                                     ========


         Note: There have been no principal sources of change for the year ended December 31, 2000.


         * Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates that related to existing proved oil and gas reserves in which the Company has mineral interests.

         ** Due to large net operating loss carry forwards, the Company (under its present organizational structure) does not anticipate paying income taxes on the subject reserves.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; the Company continues to use Mantyla McReynolds as the auditor for the Company and audited the financial statements that accompany this Report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers

--------------------------------------------------

           The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of stockholders (to be held at such time as the Board of Directors shall determine) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                              Date of         Date of
                             Positions        Election or     Termination
  Name                        Held            Designation (1) or Designation


Craig Carpenter               Director,         3/10/00           *
3040 Granite Meadow Lane,     President
Sandy Utah 84092

Helen Carpenter               Director,         3/10/00           *
3040 Granite Meadow Lane      Vice President
Sandy Utah 84092

Kathleen L. Morrison          Director,         3/10/00           *
5525 S. 900 E. #110           Secretary
Salt Lake City, UT  84117


     * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office

--------------

         The term of office of the current directors shall continue until the annual meeting of stockholders, which is to be held at such time as the Board of Directors shall determine. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience

-------------------

      Craig Carpenter, Director and President, age 57 was born and raised in Salt Lake City, Utah, where he attended East High School. Aside from his involvement in Source, Mr. Carpenter has been retired for the past seven years.

      Helen G. Carpenter, Director and Vice President, age 50, recently retired after 30 years at US West Communications. The last position she held at US West was Manager of Computer Operations.

      Kathleen L. Morrison, Director and Secretary, age 44, has spent the past eight years as the office manger for two entities. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

     The directors of Source hold no other directorship in any other reporting company, except for Kathleen L. Morrison who has served since March 1999 as a director and secretary of Cardiff International, a Colorado corporation. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Committees

          There are no established committees.

Family Relationships

          Helen Carpenter and Craig Carpenter are Husband and Wife.


Involvement in Certain Legal Proceedings

----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3)     Was the subject of any order, judgment or decree, not
subsequently  reversed,   suspended  or  vacated,  of  any  court  of  competent
jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)     Engaging in any type of business practice; or

             (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

-------------------------------------------------

          The Company's directors, executive officers and 10% stockholders have filed statements of beneficial ownership of securities under Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Cash Compensation

-----------------

          None of the current Officers and Directors received any compensation during the year ended December 31, 2000.

Employment Contracts

--------------------

          There are presently no employment contracts relating to any member of management; however, depending upon the Company's operations and requirements, the Company may offer long term contracts to directors, executive officers or key employees in the future.

Termination of Employment and Change of Control Arrangement

------------------------------------------------------------

          None; not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

-----------------------------------------------

          The following tables set forth the share holdings of the Company's directors and executive officers and those persons who own more than 5% of the Company's common stock as of the date hereof, with these computations being based upon 404,451 shares of common stock being outstanding.

                 Directors and Executive Officers


                                                                    Number of Shares                 Percent
Name and Address(1)                          Title                                         Beneficially Owned  of Class

Craig Carpenter                             President                       209,832             51.8
3040 Granite Meadow Lane                    and Director
Sandy Utah 84092


Helen G. Carpenter                          Vice President                      -0- (1)           -0-
3040 Granite Meadow Lane                    and Director
Sandy Utah 84092

Kathleen L. Morrison                        Secretary                           -0-               -0-
5525 S. 900 East, Ste.                      and Director
110
Salt Lake City, UT
84117

All Officers &                                                              209,832              51.8
Directors
as a group
beneficially
own


(1) Helen Carpenter is the spouse of Craig Carpenter, so she may be deemed to have shared voting and investment control with respect to the shares of Common Stock owned by Craig Carpenter.

                    Five Percent Stockholders


                                                         Number of Shares        Percent
Name and Address                        Title           Beneficially Owned      of Class

Craig Carpenter                         President                209,831           51.8
3040 Granite Meadow Lane                and Director
Sandy, Utah  84092


Cletha Walstrand                        Shareholder               45,000            11.1
8 East Broadway, Suite 620
Salt Lake City, UT  84111

MRF Investment Consultants              Shareholder               45,000            11.1
8 East Broadway, Suite 620
Salt Lake City, UT  84111



Changes in Control

------------------

         To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company. See the foregoing tables regarding "Directors and Executive Officers" and "Five Percent Stockholders."

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others

         The Company has recorded a liability as part of a legal settlement for $75,000, which is due to a Mr. Craig Carpenter, a shareholder and officer of the Company. The balance is non-interest bearing and payable on demand.

         The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action.

Certain Business Relationships

         Other than the transactions disclosed in the previous section, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management

         Other than the transactions disclosed in the previous section, there have been no material transactions, series of similar transactions or currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5%of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer

         Except to the extent that Craig Carpenter may be deemed to be a parent of the Company by virtue of his ownership of a majority of its issued and outstanding shares, the Company has no parents.

Transactions with Promoters

         Other than the Note, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

-------------------

          None

                                                                 Exhibit
Exhibits*                                                        Number
--------                                                         -------



(i)

Financial Data Schedule                                           27

(ii)                                                       Where Incorporated
                                                              In This Report

                                                           ------------------
None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOURCE ENERGY CORPORATION

Date: MARCH 29, 2001                           By /S/ CRAIG CARPENTER
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                             SOURCE ENERGY CORPORATION


Date: MARCH 29, 2001                          By /S/ CRAIG CARPENTER
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

Date: MARCH 30, 2001                          By /S/ KATHLEEN L. MORRISON
     ----------------                           ---------------------------
                                                Kathleen L. Morrison, Secretary
                                                Director

Date: MARCH 30, 2001                          By /S/ HELEN G. CARPENTER
     ----------------                           ---------------------------
                                                Helen G. Carpenter, Vice
                                                President and Director