Form 10QSB
period 2001-03-31
SOURCE ENERGY CORP /UT/
filed 2001-05-14
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                       N/A
      (Former name, address and fiscal year, if changed since last report)

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                               March 31, 2001


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                             Condensed Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                 29,073
  Accounts receivable                                                                                               2,814
                                                                                                    ----------------------
                          Total Current Assets                                                                     31,887

Property and Equipment
  Equipment                                                                                                        13,872
  Proved oil and gas properties                                                                                   597,353
                                                                                                    ----------------------
                      Total Property and Equipment                                                                611,225
              Less: Accumulated Depreciation and Depletion                                                       (528,464)
                                                                                                    ----------------------
                       Net Property and Equipment                                                                  82,761
                                                                                                    ----------------------
                              Total Assets                                                       $                114,648
                                                                                                    ======================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Judgement payable                                                                                                75,000
 Accounts Payable                                                                           $                        446
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  75,446
                                                                                                   ---------------------
                           Total Liabilities                                                                      75,446


Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
outstanding                                                                                                         101
  Additional Paid-in Capital                                                                                  1,244,954
  Accumulated Deficit                                                                                        (1,205,853)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                 39,202
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $               114,648
                                                                                                   =====================





                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Condensed Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                         Three             Three
                                                         Months            Months
                                                         Ended             Ended
                                                         March             March
                                                        31, 2000          31, 2000

                                                    ----------------  ----------------
Revenues from Oil and Gas Activities                $         9,127             14,605
Oil and Gas Producing Expense:
  Production costs                                            3,456              3,237
  Depletion                                                   2,510              3,918
                                                    ----------------  ----------------
        Total Oil and Gas Producing Expense                   5,966              7,155


          Income/(Loss) from Oil and Gas
                    Activities                                 3,161             7,450
 Other Income/(Expense):
  General and administrative expense                         (3,048)              (320)
  Judgment expense                                               -0-           (90,039)
  Interest                                                       66                  7
                                                    ----------------  ----------------
           Total Other Income/(Expense)                      (2,982)           (90,352)
                                                    ----------------  ----------------
Net income/(loss) before income tax                             179            (82,902)
Provision for income tax                                        -0-                -0-
                                                    ----------------  ----------------

Net Income/(Loss)                                   $           179            (82,902)
                                                    ================  ================


Income/(Loss) per Share                             $           .01               (.81)
                                                    ================  ================

Weighted Average Shares Outstanding                          404,451           102,225
                                                    ================  ================




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
         For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                Three             Three
                                                                Months            Months
                                                                Ended             Ended
                                                                March             March
                                                               31, 2001          31, 2000

                                                           ----------------  ----------------
Cash Flows From Operating Activities
Net Income/(loss)                                          $           179           (82,902)
Adjustments to reconcile net income to net
cash provided by
 operating activities:
    Depreciation and depletion                                       3,918              3,918
    (Increase)/decrease in accounts receivable                       2,860             (9,521)
    Increase/(decrease) in current liabilities                         -0-             90,039
                                                           ----------------  ----------------
Net Cash Provided by/(Used for) Operating                            6,957              1,534
Activities
                                                           ----------------  ----------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                     -0-                -0-
                                                           ----------------  ----------------
Net Cash Provided by Financing Activities                              -0-                -0-
                                                           ----------------  ----------------

Net Increase/(Decrease) in Cash                                       5,850             1,534
Beginning Cash Balance                                               23,223            10,713
                                                           ----------------  ----------------

Ending Cash Balance                                        $         29,073            12,247
                                                           ================  ================


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                           $-0-              -0-


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 1   PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2000


Note 2   ORGANIZATION

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

Note 3   JUDGEMENT

     On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 2, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
Note 3   JUDGEMENT (cont.)

     he held prior to the May 20, 1997 agreement.

     The Court also ordered that the other defendants in the case, T.R. Kraft, and Point Source Energy Corporation, an Oregon corporation, to pay an award to the Company in the amount of $225,000. The Company does not intend to record this amount as a receivable on its books because the defendants' whereabouts are unknown and ability to collect from them is in question.


Note 4            OTHER LEGAL MATTER

     On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, naming Source Energy Corporation and Timothy R. Kraft, a former officer and director of the Company, as defendants.

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

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation

     See the Company's 10-KSB for the year ended December 31, 2000, as filed with Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     On or about April 4, 2001, Source requested that the Securities and Exchange Commission ("SEC") waive the disqualifications from the availability of Regulation A and D as they may be applicable to Source so that the Commission may proceed for an entry of Permanent Injunction against Source in accordance with Source's Consent to Injunction without further delay. The Company has not received any response from the SEC.

     On September 22, 2000, the SEC filed a complaint in the United States District Court, case no. 2:00CV 0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants.

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

                                        SOURCE ENERGY CORPORATION


Date: MAY 10, 2001                      By:/S/ CRAIG CARPENTER
                                           Craig Carpenter, President