Form 10QSB
period 2001-06-30
SOURCE ENERGY CORP /UT/
filed 2001-08-07
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                  June 30, 2001




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                             Condensed Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                                            ASSETS

Current Assets
  Cash and cash equivalents                                                     $            36,842
  Accounts receivable                                                                         2,962
                                                                                  -----------------
                   Total Current Assets                                                      39,804

Property and Equipment
  Equipment                                                                                  13,872
  Proved oil and gas properties                                                             597,353
                                                                                  -----------------
               Total Property and Equipment                                                 611,225
       Less: Accumulated Depreciation and Depletion                                        (531,294)
                                                                                  -----------------
                Net Property and Equipment                                                   79,931
                                                                                  -----------------
                       Total Assets                                             $           119,735
                                                                                  =================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Judgement payable                                                                           75,000
 Taxes Payable                                                              $                   402
                                                                                 ------------------
                 Total Current Liabilities                                                   75,402
                                                                                 ------------------
                     Total Liabilities                                                       75,402


Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a par value of $.00025 per share; 404,451 issued and
outstanding                                                                                     101
  Additional Paid-in Capital                                                              1,244,954
  Accumulated Deficit                                                                    (1,200,722)
                                                                                 ------------------
                Total Stockholders' Equity                                                   44,333
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $            119,735
                                                                                 ==================



                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Condensed Statements of Operations
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                               Three         Three           Six           Six
                                              Months        Months         Months        Months
                                               Ended         Ended          Ended         Ended
                                             June 30,      June 30,       June 30,      June 30,
                                               2001          2000           2001          2000

                                           ------------- -------------  ------------- -------------
Revenues from Oil and Gas Activities       $      11,774        14,910         20,901        29,515
Oil and Gas Producing Expense:
  Production costs                                 2,641         3,701          6,097         6,938
  Depletion                                        2,530         3,918          5,040         7,836
                                           ------------- -------------  ------------- -------------
    Total Oil and Gas Producing Expense            5,171         7,619         11,137        14,774

      Income/(Loss) from Oil and Gas
                Activities                         6,603         7,291          9,764        14,741
Other Income/(Expense):
  General and administrative expense              (1,532)       (6,003)       (4,480)       (6,322)
  Judgment expense                                     0             0              0      (90,039)
  Interest                                            61            14            126            20
                                           ------------- -------------  ------------- -------------
       Total Other Income/(Expense)               (1,471)       (5,989)        (4,354)     (96,341)
                                           ------------- -------------  ------------- -------------

Net income/(loss) before income tax                5,132         1,302          5,410      (81,600)
Provision for income tax                               0           447            100           447
                                           ------------- -------------  ------------- -------------

Net Income/(Loss)                          $       5,132           855          5,310      (82,047)
                                           ============= =============  ============= =============


Income/(Loss) per Share                    $           0.01       0.00           0.01        (0.20)
                                           ============= =============  ============= =============

Weighted Average Shares                          404,451       404,451        404,451       404,451
Outstanding
                                           ============= =============  ============= =============




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
            For the Three Months and Six Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                        Three         Three          Six           Six
                                                        Months        Months       Months        Months
                                                        Ended         Ended         Ended         Ended
                                                       June 30,      June 30,     June 30,      June 30,
                                                         2001          2000         2001          2000

                                                     ------------  ------------  -----------  -------------

Cash Flows From Operating Activities
Net Income/(loss)                                    $      5,132           855        5,310       (82,047)
Adjustments to reconcile net income to net cash
provided by
 operating activities:
    Depreciation and depletion                              2,830         3,918        5,640          7,836
    Stock issued for debt                                       0        15,604            0         15,604
    (Increase)/decrease in accounts receivable               (148)        8,042        2,714         (1,479)
    Increase/(decrease) in current liabilities                (45)      (14,855)         (45)        75,185
                                                     ------------  ------------  -----------  -------------
Net Cash Provided by/(Used for) Operating                  7,769         13,564       13,619         15,099
Activities
                                                     ------------  ------------  -----------  -------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                              0             0            0              0
                                                     ------------  ------------  -----------  -------------
Net Cash Provided by Financing Activities                       0             0            0              0
                                                     ------------  ------------  -----------  -------------

Net Increase/(Decrease) in Cash                             7,769        13,564       13,619         15,099
Beginning Cash Balance                                     29,073        12,248       23,223         10,713
                                                     ------------  ------------  -----------  -------------

Ending Cash Balance                                  $     36,842        25,812       36,842         25,812
                                                     ============  ============  ===========  =============


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes         $       100           -0-          447            -0-


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 1         PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2000.


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

Note 3         JUDGEMENT

     On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 2, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 3         JUDGEMENT (cont.)
               ---------

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


Note 4         OTHER LEGAL MATTER
               ------------------

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

                                        SOURCE ENERGY CORPORATION


Date: August 6, 2001                       By:/S/ CRAIG CARPENTER
                                           Craig Carpenter, President