Form 10QSB
period 2001-09-30
SOURCE ENERGY CORP /UT/
filed 2001-11-14
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                           SOURCE ENERGY CORPORATION
              (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                              September 30, 2001



                           SOURCE ENERGY CORPORATION
              (Formerly known as Parker Energy Technology, Inc.)
                            Condensed Balance Sheet
                              September 30, 2001
                                 (Unaudited)

                                    ASSETS


Current Assets
  Cash and cash equivalents                                       $         50,856
  Accounts receivable                                                        2,683
                                                                    ---------------
              Total Current Assets                                          53,539

Property and Equipment
  Equipment                                                                 13,872
  Proved oil and gas properties                                            597,353
                                                                    ---------------
          Total Property and Equipment                                     611,225
  Less: Accumulated Depreciation and Depletion                            (534,033)
                                                                    ---------------
           Net Property and Equipment                                       77,192
                                                                    ---------------
                  Total Assets                                    $        130,731
                                                                    ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Judgement payable                                                          75,000
 Accounts Payable                                               $              416
                                                                   ---------------
            Total Current Liabilities                                       75,416
                                                                   ---------------
                Total Liabilities                                           75,416


Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
outstanding                                                                   101
  Additional Paid-in Capital                                            1,244,954
  Accumulated Deficit                                                  (1,189,740)
                                                                   ---------------
           Total Stockholders' Equity                                      55,315
                                                                   ---------------
   Total Liabilities and Stockholders' Equity                    $        130,731
                                                                   ===============



                          SOURCE ENERGY CORPORATION
              (Formerly known as Parker Energy Technology, Inc.)
                       Condensed Statements of Operations
        For the Three and Nine Months Ended September 30, 2001 and 2000
                                 (Unaudited)


                                      Three       Three        Nine        Nine
                                      Months      Months      Months      Months
                                      Ended       Ended        Ended      Ended
                                    September   September    September  September
                                     30, 2001    30, 2000    30, 2001    30, 2000

                                    ---------- ------------ ----------- ----------
Revenues from Oil and Gas Activities   $10,919       13,513      31,820     43,028
Oil and Gas Producing Expense:
  Production costs                       4,579        3,390      11,276     10,327
  Depletion                              2,439        3,918       7,479     11,754
                                    ---------- ------------ ----------- ----------
Total Oil and Gas Producing Expense      7,018        7,308      18,755     22,081


  Income/(Loss) from Oil and Gas
            Activities                   3,901        6,205      13,065     20,947
Other Income/(Expense):
  General and administrative expense     (675)      (8,660)     (4,555)   (14,983)
  Judgment expense                         -0-          -0-         -0-   (90,039)
  Franchise tax refund                   7,605                    7,605
  Interest                                 150           41         277         61
                                    ---------- ------------ ----------- ----------
   Total Other Income/(Expense)          7,080      (8,619)       3,327  (104,961)
                                    ---------- ------------ ----------- ----------

Net income/(loss) before income tax     10,981      (2,414)      16,392   (84,014)
Provision for income tax                  -0-           -0-       (100)      (447)
                                    ---------- ------------ ----------- ----------

Net Income/(Loss)                       10,981      (2,414)      16,292   (84,461)
                                    ========== ============ =========== ==========


Income/(Loss) per Share                   0.03      (0.01)         0.02     (0.21)
                                    ========== ============ =========== ==========

Weighted Average Shares                404,451      404,451     404,451    404,451
Outstanding
                                    ========== ============ =========== ==========



                              SOURCE ENERGY CORPORATION
                 (Formerly known as Parker Energy Technology, Inc.)
                               Statements of Cash Flows
           For the Three Months and Six Ended September 30, 2001 and 2000
                                    (Unaudited)



                                              Three      Three       Nine        Nine
                                             Months      Months     Months      Months
                                              Ended      Ended       Ended      Ended
                                            September  September   September  September
                                            30, 2001    30, 2000   30, 2001    30, 2000

                                           ----------- ---------- ----------- ----------

Cash Flows From Operating Activities
Net Income/(loss)                          $    10,981    (2,414)      16,292    (84,461)
Adjustments to reconcile net income to net cash
provided by
 operating activities:
    Depreciation and depletion                  2,739       3,918       8,380     11,754
    Stock issued for debt                         -0-                     -0-     15,604
    (Increase)/decrease in accounts receivable     279      2,878       2,991      1,398
    Increase/(decrease) in current liabilities      15         86        (30)     75,272
                                           ----------- ---------- ----------- ----------
Net Cash Provided by/(Used for) Operating       14,014      4,468      27,633     19,567
Activities
                                           ----------- ---------- ----------- ----------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                -0-         -0-         -0-        -0-
                                           ----------- ---------- ----------- ----------
Net Cash Provided by Financing Activities         -0-         -0-        -0-         -0-
                                           ----------- ---------- ----------- ----------

Net Increase/(Decrease) in Cash                 14,014      4,468      27,633     19,567
Beginning Cash Balance                          36,842     25,812      23,223     10,713
                                           ----------- ---------- ----------- ----------

Ending Cash Balance                             50,856     30,280      50,856     30,280
                                           =========== ========== =========== ==========


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes      $-0-       -0-         -0-         447


                              SOURCE ENERGY CORPORATION
                 (Formerly known as Parker Energy Technology, Inc.)
                            Notes to Financial Statements
                                 September 30, 2001
                                     (Unaudited)

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


Note 3      JUDGEMENT

          On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 2, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position

                              SOURCE ENERGY CORPORATION
                 (Formerly known as Parker Energy Technology, Inc.)
                            Notes to Financial Statements
                                 September 30, 2001
                                     (Unaudited)
Note 3      JUDGEMENT (cont.)

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

Note 5      OTHER LEGAL MATTER

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

                                        SOURCE ENERGY CORPORATION


Date: 11-13-01                          By: /S/ CRAIG CARPENTER
                                           Craig Carpenter, President