Form 10KSB
period 2001-12-31
SOURCE ENERGY CORP /UT/
filed 2002-03-12
CIK 1103645

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $41,833.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

March 1, 2002 - $40,278. There are approximately 104,619 shares of common voting stock of the Registrant held by non-affiliates. On March 1, 2001 the average bid price was $0.385

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  March 1, 2002

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

     As a result of these circumstances, operations were limited in the past three years to maintaining production from our one producing oil well in Grand County. Revenue from oil production in 2001 and 2000 was $41,833 and $56,785, respectively. The decrease in revenue from fiscal year 2000 to fiscal year 2001 is attributable primarily to falling oil prices.

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

     On April 4, 2001 the Company requested a waiver of the disqualifications from the availability of Regulations A and D of the SEC in settlement of the civil action brought by the SEC. Subject to the grant of this requested waiver by the Commission under Rule 262, Source has executed and delivered a Consent to Injunction in settlement of the Commission's action. To date, the Company has received no response from the SEC.

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

     The high and low bid prices for these shares of common stock of the Company since that period are as follows:

                                                 Bid

Quarter ending:                         High                Low

December 31, 1999                      $0.03                $0.01

March 31, 2000                         $0.125               $0.025

April 3, thru
April 7, 2000                          $0.05                $0.025

April 10, thru
June 30, 2000                          $2.9375              $0.10
(after a 1 for 40 reverse split)

September 29, 2000                     $3.5625              $2.50

December 29, 2000                      $2.75                $2.50

March 30, 2001                         $2.50                $1.375

June 29, 2001                          $1.375               $0.90

September 38, 2001                     $1.01                $0.45

December 31, 2001                      $0.45                $0.32

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

          The number of record holders of the Company's common stock as of the year ended March 1, 2002, was approximately 2,992; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Results of Operations
---------------------

     For the fiscal year ended December 31, 2001, the Company received total revenues of $41,833 down from $56,785 for the previous year.

     Depletion increased from $12,375 in 2001 to $14,732 in 2000.

     Total costs and expenses decreased from $21,373 in 2000 to $8,488 in 2001. During 2000, the Company had also recorded a loss of extraordinary income from the judgment as described in the section "Legal Proceedings".

     For the fiscal year ended December 31, 2001, the Company realized net income of $12,160 ($0.03 per share) compared to net loss of $85,826 ($0.27 per share) in the preceding year.

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

            Financial Statements for the years ended December 31, 2001 and 2000

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

            Statements of Cash Flows

            Notes to the Consolidated Financial
            Statements

                  SOURCE ENERGY CORPORATION (Formerly known as
                         Parker Energy Technology, Inc.)

                          Independent Auditors' Report
                                       and
                              Financial Statements

                                December 31, 2001

                            Source Energy Corporation

                                TABLE OF CONTENTS


                                                                            Page
Independent Auditors' Report                                                 1

Balance Sheet -- December 31, 2001                                           2

Statements of Operations for the Years Ended December 31, 2001 and 2000      3

Statements of Stockholders' Equity for the Years Ended December 31, 2001     4
and 2000

Statements of Cash Flows for the Years Ended December 31, 2001 and 2000      5

Notes to  Financial Statements                                           6 -- 11

Unaudited Supplemental Information Concerning Oil and Gas Producing          12
Properties

                                 INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Source Energy Corporation

We have audited the accompanying balance sheet of Source Energy Corporation, formerly known as Parker Energy Technology, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Energy Corporation, formerly known as Parker Energy Technology, Inc., as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses from operations since its inception and has not yet begun generating significant revenue which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                              Mantyla McReynolds


Salt Lake City, Utah
Febuary 22, 2002




                   SOURCE ENERGY CORPORATION Formerly known as
                         Parker Energy Technology, Inc.
                                  Balance Sheet
                                December 31, 2001

                                     ASSETS

Current Assets
  Cash and cash equivalents                                                     $             49,038
  Accounts receivable                                                                          3,825
  Tax refund receivable                                                                        2,100
                                                                                  ------------------
                   Total Current Assets                                                       54,963

Property and Equipment (Note 2)
  Equipment                                                                                   13,872
  Proved oil and gas properties                                                              597,353
                                                                                  ------------------
               Total Property and Equipment                                                  611,225
       Less: Accumulated Depreciation and Depletion                                         (539,708)
                                                                                  ------------------
                Net Property and Equipment                                                    71,517
                                                                                  ------------------
                       Total Assets                                             $            126,480
                                                                                  ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Accrued liabilities                                                        $                   297
 Other current liability (Note 6)                                                            75,000
                                                                                 ------------------
                 Total Current Liabilities                                                   75,297
                                                                                 ------------------
                     Total Liabilities                                                       75,297


Stockholders' Equity (Notes 1 & 8)
  Capital Stock -- 200,000,000 shares authorized having a par value of $.00025 per share; 404,451 shares
   issued and outstanding                                                                       101
  Additional Paid-in Capital                                                              1,244,954
  Accumulated Deficit                                                                   (1,193,872)
                                                                                 ------------------
                Total Stockholders' Equity                                                   51,183
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $            126,480
                                                                                 ==================


                       See accompanying notes to financial statements.




                   SOURCE ENERGY CORPORATION Formerly known as
                         Parker Energy Technology, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 2001 and 2000



                                                                     2001               2000
                                                                     ----               ----

Revenues from Oil and Gas Activities                       $            41,833   $        56,785

Oil and Gas Producing Expense:
  Production costs                                                      16,662            16,468
  Depletion (Note 2)                                                    12,375            14,732
                                                                --------------      ------------
            Total Oil and Gas Producing Expense                         29,037            31,200

        Income/(Loss) from Oil and Gas Activities                       12,796            25,585

  General and administrative expense                                    (8,488)          (21,373)

                                                                --------------      ------------
            Net Income/(loss) from Operations                            4,308             4,212
Other Income/(Expense):
  Interest income                                                          912               101
                                                                --------------      ------------
               Total Other Income/(Expense)                                912               101
Net Income/(Loss) before income tax                                      5,220             4,313
Provision for income tax (Notes 1 & 4)                                    (100)             (100)
Extraordinary income (Note 7)                                            7,040           (90,039)
                                                                --------------      ------------
Net Income/(Loss)                                          $            12,160   $      (85,826)
                                                                ==============      ============


Profit/(Loss) per Share                                       $           0.03   $        (0.27)
                                                                ==============      ============

Weighted Average Shares Outstanding                                    404,451           319,205
                                                                ==============      ============

                       See accompanying notes to financial statements.




                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 2001 and 2000





                                                               Additional                              Net
                                 Common          Common          Paid-in        Accumulated       Stockholders'
                                 Shares          Stock           Capital          Deficit            Equity
                              ------------     ----------      -----------     --------------    ---------------
Balance, December 31, 1999       4,088,981   $      1,022   $    1,226,929   $     (1,120,206)$          107,745
Reverse split 1:40, April 10,
2000                            (3,984,530)          (996)             996                                     0
Issued common share to settle
legal fee debt, April 13, 2000     200,000             50           14,989                                15,039
Issued common shares to
acquire Newven, April 13,
2000                                25,000              6              559                                   565
Issued common shares for
services, April 20, 2000            75,000             19            1,481                                 1,500
Net Loss for the Year Ended
December 31, 2000                                                                     (85,826)           (85,826)
                              ------------                     -----------     --------------    ---------------
Balance, December 31, 2000         404,451            101        1,244,954         (1,206,032)            39,023

Net Income for the Year Ended
December 31, 2001                                                                      12,160             12,160
Balance, December 31, 2001         404,451 $          101  $     1,244,954 $       (1,193,872)$           51,183
                              ============     ==========      ===========     ==============    ===============




                 See accompanying notes to financial statements.




                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000






                                                                                  2001         2000
                                                                                -------       ------
Cash Flows Provided by/(Used for) Operating Activities
Net profit/(loss)                                                        $      12,160   $     (85,826)
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and depletion                                                  14,055          14,872
    Legal services in acquisition of Newven                                          0             565
    Issued common stock for professional services                                    0           1,500
    Extraordinary loss on legal settlement                                           0          90,039
    (Increase)/decrease in accounts receivable                                   1,849            (590)
    (Increase)/decrease in tax refund receivable                                (2,100)              0
    Increase/(decrease) in current liabilities                                    (149)            346
                                                                           -----------      ----------
Net Cash Used for Operating Activities                                          25,815          20,906
                                                                           -----------      ----------

Cash Flows Provided by/(Used for) Financing Activities
  Purchase of fixed assets                                                           0          (8,396)
                                                                           -----------      ----------
Net Cash Provided by Financing Activities                                            0          (8,396)
                                                                           -----------      ----------

Net Increase/(Decrease) in Cash                                                 25,815          12,510
Beginning Cash Balance                                                          23,223          10,713
                                                                           -----------      ----------

Ending Cash Balance                                                      $      49,038   $      23,223
                                                                           ===========      ==========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes                             $        100  $           100
  Cash paid during the year for interest                                           -0-             -0-




                 See accompanying notes to financial statements.

                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2001

Note 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               ------------------------------------------------------------

               (a)    Organization

               The Company was originally incorporated under the name Exit, Inc. in accordance with the laws of the State of Utah on January 30, 1981. In April of 1984, the Company changed its name to Parker Energy Technology, Inc. From its inception until May 20, 1997, the Company had been in the business of oil and gas exploration and production activities. Currently, the Company has one producing well, located in Grand County, Utah. On May 20, 1997, the Company effected a reverse split of its outstanding shares from 81,637,100 to 1,632,742. Simultaneous thereto, the Company entered into an agreement with an individual to engage in the business of distillate fuel systems process plants and changed its name to Source Energy Corporation (Source). On March 10, 2000 a U.S. district court judge rescinded the May 20, 1997 agreement and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. This included cancelling 12,305,800 shares of common stock issued in the transaction. As nearly as possible, these financial statements have been prepared in accordance with the court's order.

               The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies.

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

                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2001

Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  [continued]
        ------------------------------------------------------------------------

               (d)    Income Taxes

               The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2001 is $0 due to the valuation allowance established as described in Note 4.

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

               (g)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2001

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

               Information on capitalized costs relating to oil and gas producing activities is presented below:

                      Proved Oil and Gas Properties                             $  597,353
                      Accumulated Depletion ($12,375 during 2001 and
                                                   $14,732 during 2000)           (532,413)
                                                                                   --------
                      Net Capitalized Costs                                     $   64,940
                                                                                   =========

               Other Property and Equipment
                      Equipment at cost                                         $   13,872
                      Accumulated depreciation($1,680 during 2001 and
                                                    $140 during 2000)               (7,295)
                                                                                   -------
                      Net property and equipment                                $    6,577
                                                                                   ========


Note 3         LIQUIDITY

               The Company has accumulated losses from inception through December 31, 2001 amounting to $1,193,872. The Company's ability to achieve a level of consistent profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management intends to raise additional capital through private or registered placement, debt or other offerings.


Note 4         INCOME TAXES

               The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. No provision has been made for income taxes in the financial statements because the Company has accumulated substantial losses since inception.

                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2001

Note 4         INCOME TAXES [continued]
               -------------

               The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2001 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Deferred tax assets                               Balance          Tax      Rate
---------------------------------------------  ------------- --------------- ---
   Federal loss carryforward (expires through 2021) $540,021        $183,607 34%
   State loss carryforward (expires through 2016)   $267,492         $13,375 5%
   Valuation allowance                                            ($196,982)
                                                             ---------------
        Deferred tax asset                                                $0
                                                             ===============

               The valuation allowance has decreased $42,176 from $239,158 in the prior year. The current year provision for income tax represents the minimum franchise tax due to the State of Utah.


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

                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2001

Note 7         LEGAL SETTLEMENT

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

               During 2001 the Company received a refund from the Utah State Tax Commission for severance taxes previously overpaid. The refund amounted to $7,040 and is presented as extraordinary income due its unusual and infrequent nature.


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

                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2001

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


Note 10        OTHER LEGAL MATTER
               ------------------

               On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, naming Source Energy Corporation, with the intent of disqualifying the Company from the availability of Regulations A and D. The Company has responded to the SEC opposing the complaint. As of the completion of these financial statements, no formal resolution has been reached.

                    SOURCE ENERGY CORPORATION Formerly known
                        as Parker Energy Technology, Inc.
                       Unaudited Supplemental Information
                        Oil and Gas Producing Activities
                                December 31, 2001


        Reserve Quantity Information (Unaudited)

        Proved Developed Reserves:
          Beginning of year                                        16,666
          Production                                              ( 2,667)
                                                                   -------
          End of  year                                             13,999
                                                                   ======

        Note: The Company has previously drilled two other dry holes on the lease where these proved reserves are located. Since there are no additional known reserves, the Company has not estimated proved undeveloped reserves.


        Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved
        --------------------------
        Oil and Gas Reserves at December 31, 2001 (Unaudited)

        Future cash inflows *                                      $   157,489
        Future production and development costs*                     (  87,494)
        Future income tax expenses**                                        --
                                                                     -----------
        Future net cash flows                                           69,995

        10% annual discount for estimated timing of cash flows       (  32,530)
                                                                     -----------

        Standardized measure of discounted future net cash flows   $    37,465
                                                                     ===========


        Note: There have been no principal sources of change for the year ended December 31, 2001.


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

Business Experience
-------------------

      Craig Carpenter, Director and President, age 58 was born and raised in Salt Lake City, Utah, where he attended East High School. Aside from his involvement in Source, Mr. Carpenter has been retired for the past seven years.

      Helen G. Carpenter, Director and Vice President, age 51, recently retired after 30 years at US West Communications. The last position she held at US West was Manager of Computer Operations.

      Kathleen L. Morrison, Director and Secretary, age 45, has spent the past eight years as the office manger for two entities. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

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

                    Five Percent Stockholders


                                                         Number of Shares        Percent
Name and Address                        Title           Beneficially Owned      of Class

Craig Carpenter                         President                209,831           51.8
3040 Granite Meadow Lane                and Director
Sandy, Utah  84092


Cletha Walstrand                        Shareholder               45,000           11.1
8 East Broadway, Suite 620
Salt Lake City, UT  84111

MRF Investment Consultants              Shareholder               41,000           10.1
8 East Broadway, Suite 620
Salt Lake City, UT  84111



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

                                             SOURCE ENERGY CORPORATION

Date: /S/ 3/9/02                                By /S/ CRAIG CARPENTER
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                             SOURCE ENERGY CORPORATION


Date: /S/ 3/9/02                              By /S/ CRAIG CARPENTER
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

Date: /S/ 3/12/02                             By /S/ KATHLEEN L. MORRISON
     ----------------                           ---------------------------
                                                Kathleen L. Morrison, Secretary
                                                Director