Form 10QSB
period 2002-03-31
SOURCE ENERGY CORP /UT/
filed 2002-05-24
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                 March 31, 2002



                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                             Condensed Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                 50,519
  Accounts receivable                                                                                               2,486
  State tax withheld                                                                                                2,449
                          Total Current Assets                                                                     55,454

Property and Equipment
  Equipment                                                                                                        13,872
  Proved oil and gas properties                                                                                   597,353
                                                                                                    ----------------------
                      Total Property and Equipment                                                                611,225
              Less: Accumulated Depreciation and Depletion                                                       (542,557)
                                                                                                    ----------------------
                       Net Property and Equipment                                                                  68,668
                                                                                                    ----------------------
                              Total Assets                                                       $                124,122
                                                                                                    ======================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Judgement payable                                                                                                75,000
 Accounts Payable                                                                           $                        306
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  75,306
                                                                                                   ---------------------
                           Total Liabilities                                                                      75,306


Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
outstanding                                                                                                         101
  Additional Paid-in Capital                                                                                  1,244,954
  Accumulated Deficit                                                                                        (1,196,239)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                 48,816
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $               124,122
                                                                                                   =====================



                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                       Condensed Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                          Three               Three
                                                                          Months             Months
                                                                          Ended               Ended
                                                                        March 31,           March 31,
                                                                           2002               2001

                                                                    ------------------ -------------------
              Revenues from Oil and Gas Activities                              $6,529              $9,127
              Oil and Gas Producing Expense:
                Production costs                                                 3,420               3,456
                Depletion                                                        2,425               2,510
                                                                    ------------------ -------------------
                       Total Oil and Gas Producing Expense                       5,845               5,966


                         Income/(Loss) from Oil and Gas
                                   Activities                                      684               3,161
              Other Income/(Expense):
                General and administrative expense                             (3,160)             (3,048)
                Interest                                                           108                  66
                                                                    ------------------ -------------------
                          Total Other Income/(Expense)                         (3,052)             (2,982)
                                                                    ------------------ -------------------

              Net income/(loss) before income tax                              (2,368)                 179
              Provision for income tax                                            -0-                  -0-
                                                                    ------------------ -------------------

              Net Income/(Loss)                                               $(2,368)                $179
                                                                    ================== ===================


              Income/(Loss) per Share                                           $(0.01)              $0.01
                                                                     ================== ===================

              Weighted Average Shares Outstanding                               404,451             404,451

                                                                     ================== ===================





                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)



                                                                       Three               Three
                                                                       Months             Months
                                                                       Ended               Ended
                                                                     March 31,           March 31,
                                                                        2002               2001

                                                                 ------------------  -----------------
Cash Flows From Operating Activities
Net Income/(loss)                                                          $(2,369)               $179
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and depletion                                               2,849               2,810
    (Increase)/decrease in accounts receivable                               1,340               2,860
    (Increase)/decrease in tax refund receivable                              (349)                -0-
    Increase/(decrease) in current liabilities                                  10                 -0-
                                                                 ------------------  -----------------
Net Cash Provided by/(Used for) Operating                                    1,481               5,849
Activities
                                                                 ------------------  -----------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                             -0-                 -0-
                                                                 ------------------  -----------------
Net Cash Provided by Financing Activities                                      -0-                 -0-
                                                                 ------------------  -----------------

Net Increase/(Decrease) in Cash                                               1,481              5,849
Beginning Cash Balance                                                       49,038             23,223
                                                                 ------------------  -----------------

Ending Cash Balance                                                         $50,519            $29,072
                                                                 ==================  =================


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                                    -0-               -0-


                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Note 1            PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2001.


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


Note 3            LEGAL MATTERS

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation

     See the Company's 10-KSB for the year ended December 31, 2001, as filed with Securities and Exchange Commission.


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

                                        SOURCE ENERGY CORPORATION


Date: 5/21/02                              /S/ CRAIG CARPENTER
                                           Craig Carpenter, President