Form 10QSB
period 2002-06-30
SOURCE ENERGY CORP /UT/
filed 2002-08-14
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

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

                                   SOURCE ENERGY CORPORATION
                      (Formerly known as Parker Energy Technology, Inc.)


                                 Condensed Financial Statements

                                         June 30, 2002



                                   SOURCE ENERGY CORPORATION
                       Formerly known as Parker Energy Technology, Inc.
                                    Condensed Balance Sheet
                                         June 30, 2002
                                         (Unaudited)

                                            ASSETS

Current Assets
  Cash and cash equivalents                                                     $            57,629
  Accounts receivable                                                                         5,082
  State Tax Withholding                                                                         979
                                                                                  -----------------
                   Total Current Assets                                                      63,690

Property and Equipment
  Equipment                                                                                  13,872
  Proved oil and gas properties                                                             597,353
                                                                                  -----------------
               Total Property and Equipment                                                 611,225
       Less: Accumulated Depreciation and Depletion                                        (546,539)
                                                                                  -----------------
                Net Property and Equipment                                                   64,686
                                                                                  -----------------
                       Total Assets                                             $           128,376
                                                                                  =================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Judgement payable                                                                          75,000
  Taxes Payable                                                             $                   300
                                                                                 ------------------
                 Total Current Liabilities                                                   75,300
                                                                                 ------------------
                     Total Liabilities                                                       75,300

Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
   outstanding                                                                                  101
  Additional Paid-in Capital                                                              1,244,954
  Accumulated Deficit                                                                    (1,191,979)
                                                                                 ------------------
                Total Stockholders' Equity                                                   53,076
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $            128,376
                                                                                 ==================



                                              2



                                  SOURCE ENERGY CORPORATION
                       Formerly known as Parker Energy Technology, Inc.
                               Condensed Statements of Operations
                   For the Three and Six Months Ended June 30, 2002 and 2001
                                         (Unaudited)


                                               Three         Three           Six           Six
                                              Months        Months         Months        Months
                                               Ended         Ended          Ended         Ended
                                             June 30,      June 30,       June 30,      June 30,
                                               2002          2001           2002          2001

                                           ------------- -------------  ------------- -------------
Revenues from Oil and Gas Activities       $      12,120 $      11,774         18,649        20,901
Oil and Gas Producing Expense:
  Production costs                                 3,358         2,641          6,353         6,097
  Depletion                                        3,558         2,530          5,983         5,040
                                           ------------- -------------  ------------- -------------
    Total Oil and Gas Producing Expense            6,916         5,171         12,336        11,137

      Income/(Loss) from Oil and Gas
                Activities                         5,204         6,603          6,313         9,764
Other Income/(Expense):
  General and administrative expense              (1,168)       (1,532)       (4,753)       (4,480)
  Interest                                           225            61            333           126
                                           ------------- -------------  ------------- -------------
       Total Other Income/(Expense)                 (943)       (1,471)        (4,420)       (4,354)
                                           ------------- -------------  ------------- -------------

Net income/(loss) before income tax                4,261         5,132          1,893         5,410
Provision for income tax                               0             0              0           100
                                           ------------- -------------  ------------- -------------

Net Income/(Loss)                          $       4,261 $       5,132          1,893         5,310
                                           ============= =============  ============= =============


Income/(Loss) per Share                    $           0.01      0.01          0.01           0.01
                                           ============= ============  ============ ==============

Weighted Average Shares Outstanding              404,451      404,451       404,451        404,451
                                           ============= ============  ============ ==============




                                     SOURCE ENERGY CORPORATION
                          Formerly known as Parker Energy Technology, Inc.
                                       Statements of Cash Flows
                      For the Three Months and Six Ended June 30, 2002 and 2001
                                             (Unaudited)



                                                        Three         Three          Six           Six
                                                        Months        Months       Months        Months
                                                        Ended         Ended         Ended         Ended
                                                       June 30,      June 30,     June 30,      June 30,
                                                         2002          2001         2002          2001

                                                     ------------  ------------  -----------  -------------
Cash Flows From Operating Activities
Net Income/(loss)                                    $      4,261         5,132        1,893          5,310
Adjustments to reconcile net income to net cash
provided by
 operating activities:
    Depreciation and depletion                              3,982         2,830        6,831          5,640
    Stock issued for debt                                       0             0            0              0
    (Increase)/decrease in accounts receivable             (1,127)         (148)        (136)         2,714
    Increase/(decrease) in current liabilities                 (6)          (45)           3            (45)
                                                     ------------  ------------  -----------  -------------
Net Cash Provided by/(Used for) Operating                  7,110          7,769        8,591         13,619
Activities
                                                     ------------  ------------  -----------  -------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                              0             0            0              0
                                                     ------------  ------------  -----------  -------------
Net Cash Provided by Financing Activities                       0             0            0              0
                                                     ------------  ------------  -----------  -------------

Net Increase/(Decrease) in Cash                             7,110         7,769        8,591         13,619
Beginning Cash Balance                                     50,519        29,073       49,038         23,223
                                                     ------------  ------------  -----------  -------------

Ending Cash Balance                                  $     57,629        36,842       57,629         36,842
                                                     ============  ============  ===========  =============


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                 -0-           100          -0-            447


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

Note 3         JUDGEMENT

On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 2, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
Note 3         JUDGEMENT (cont.)

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

                                        SOURCE ENERGY CORPORATION


Date: 8/14/02                              /S/ CRAIG CARPENTER
                                           Craig Carpenter, President