Form 10QSB
period 2002-09-30
SOURCE ENERGY CORP /UT/
filed 2002-11-12
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                               September 30, 2002





                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                             Condensed Balance Sheet
                               September 30, 2002
                                   (Unaudited)


                                     ASSETS


Current Assets
    Cash and cash equivalents                                                          $                 64,077
    Accounts receivable                                                                                   2,836
    State Tax Withholding                                                                                 1,444
                                                                                          ---------------------
        Total Current Assets                                                                             68,357

Property and Equipment
    Equipment                                                                                            13,872
    Proved oil and gas properties                                                                       597,353
                                                                                          ---------------------
        Total Property and Equipment                                                                    611,225
        Less: Accumulated Depreciation and Depletion                                                   (549,359)
                                                                                          ---------------------
        Net Property and Equipment                                                                       61,866
                                                                                          ---------------------
            Total Assets                                                               $                130,223
                                                                                          =====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
    Judgement payable                                                                $                   75,000
    Taxes Payable                                                                                           177
                                                                                          ---------------------
        Total Current Liabilities                                                                        75,177
                                                                                          ---------------------
            Total Liabilities                                                                            75,177

Stockholders' Equity
    Capital Stock -- 200,000,000 shares authorized
    having a par value of $.00025 per share; 404,451
    issued and outstanding                                                                                  101
    Additional Paid-in Capital                                                                        1,244,954
    Accumulated Deficit                                                                              (1,190,009)
                                                                                          ---------------------
        Total Stockholders' Equity                                                                       55,046
                                                                                          ---------------------
            Total Liabilities and Stockholders' Equity                                 $                130,223
                                                                                          =====================





                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Condensed Statements of Operations
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                         Three             Three             Nine             Nine
                                                         Months            Months           Months           Months
                                                         Ended             Ended            Ended             Ended
                                                       September         September        September         September
                                                        30, 2002          30, 2001         30, 2002         30, 2001

                                                    ----------------  ---------------- ----------------  ---------------
Revenues from Oil and Gas Activities                $          8,941            10,919           27,589           31,820
Oil and Gas Producing Expense:
    Production costs                                           3,951             4,579           11,153           11,276
    Depletion                                                  2,395             2,439            8,378            7,479
                                                    ----------------  ---------------- ----------------  ---------------
        Total Oil and Gas Producing Expense                    6,346             7,018           19,531           18,755

Income/(Loss) from Oil and Gas
    Activities                                                 2,595             3,901            8,058           13,065
Other Income/(Expense):
    Franchise Tax Refund                                           0             7,605                0            7,605
    General and administrative expense                          (796)             (676)          (4,700)          (4,555)
    Interest                                                     171               151              505              277
                                                    ----------------  ---------------- ----------------  ---------------
Total Other Income/(Expense)                                    (625)            7,080           (4,195)           3,327
                                                    ----------------  ---------------- ----------------  ---------------

Net income/(loss) before income tax                            1,970            10,981            3,863           16,392
Provision for income tax                                           0                 0                0             (100)
                                                    ----------------  ---------------- ----------------  ---------------

Net Income/(Loss)                                   $          1,970            10,981            3,863           16,292
                                                    ================  ================ ================  ===============


Income/(Loss) per Share                             $           0.01              0.03             0.01             0.04
                                                    ================  ================ ================ ================

Weighted Average Shares                                      404,451           404,451          404,451          404,451
Outstanding
                                                    ================  ================ ================ ================
                                        3


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                Three             Three              Nine              Nine
                                                                Months            Months            Months            Months
                                                                Ended             Ended             Ended             Ended
                                                              September         September         September         September
                                                               30, 2002          30, 2001          30, 2002          30, 2001

                                                           ----------------  ----------------  ----------------  ----------------
Cash Flows From Operating Activities
Net Income/(loss)                                          $          1,970            10,981             3,863            16,292
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and depletion                                        2,820             2,739             9,651             8,380
    (Increase)/decrease in state tax withholding                       (465)                0               656                 0
    (Increase)/decrease in accounts receivable                        2,246               279               989             2,991
    Increase/(decrease) in current liabilities                         (123)               15              (120)              (30)
                                                           ----------------  ----------------  ----------------  ----------------
Net Cash Provided by/(Used for)
Operating Activities                                                 6,448             14,014            15,039            27,633
                                                           ----------------  ----------------  ----------------  ----------------

Net Increase/(Decrease) in Cash                                       6,448            14,014            15,039            27,633
Beginning Cash Balance                                               57,629            36,842            49,038            23,223
                                                           ----------------  ----------------  ----------------  ----------------

Ending Cash Balance                                        $         64,077            50,856            64,077            50,856
                                                           ================  ================  ================  ================


Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for income taxes                           0                 0                 0               100




                                        4

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

Note 3            JUDGEMENT

     On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 2, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
Note 3            JUDGEMENT (cont.)

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

                                        SOURCE ENERGY CORPORATION


Date: 11/6/02                              /S/ CRAIG CARPENTER
                                           Craig Carpenter, President

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Source Energy, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Craig Carpenter, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Craig Carpenter
President and Director
November 6, 2002