Form 10KSB
period 2002-12-31
SOURCE ENERGY CORP /UT/
filed 2003-01-28
CIK 1103645

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $39,587.

State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

January 2, 2003 - $40,278. There are approximately 104,619 shares of common voting stock of the Registrant held by non-affiliates. On January 2, 2003 the average bid price was $0.385

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

     None; Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 January 1, 2003

                                     404,451
                                    ---------

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes     No  X
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
--------------------------------

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

Business
--------

Existing operations and plan of operation
-----------------------------------------

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

     As a result of these circumstances, operations were limited in the past four years to maintaining production from our one producing oil well in Grand County. Revenue from oil production in 2002 and 2001 was $39,587 and $41,833, respectively. The decrease in revenue from fiscal year 2001 to fiscal year 2002 is attributable primarily to falling oil prices.

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

Principal Products or Services and Markets
------------------------------------------

     The Company will continue to produce and market oil. The demand for this product continues to increase as population and industry conversions expand.

Reserve Analyses
----------------

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

Status of Any Publicly Announced New Product or Service
-------------------------------------------------------

     The Company does not have any publicly announced new product or service; nor does it anticipate any in the foreseeable future.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition
----------------------

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

Sources and Availability of Raw Materials and Names of Principal Suppliers
--------------------------------------------------------------------------

     The Company's  operations  are not dependent on the  acquisition of any raw
materials.  See  the  caption  "Competitive  Business  Conditions,   Competitive
Position in the Industry and Methods of Competition," above.

Dependence on One or a Few Major Customers
------------------------------------------

     Prices for oil and gas are driven strictly by supply and demand. We can sell our products to any one of five local distributors.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration
-----------------------------------

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

Need for Governmental Approval of Principal Products or Services
----------------------------------------------------------------

     None of the principal  products or services  offered by the Company require
governmental   approval.  See  the  caption  "Effect  of  Existing  or  Probable
Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on Business
-------------------------------------------------------------------

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

     In the areas which we conduct our operations, there are statutory Iprovisions regulating the production of oil and natural gas. These rules may restrict the oil and gas production rate to below the rate our existing and future wells can produce. We are also subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. We may be required to obtain permits before drilling and operating our wells. Also, we may be subject to liability for pollution that results from our operations. It is impossible to predict if and to what extent these regulations may impact our operations.

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development
-----------------------

     The Company has not expended any amount in research and development activities during the last fiscal year.

Cost and Effects of Compliance with Environmental Laws
------------------------------------------------------

     See the caption "Effect of Existing or Probable Governmental Regulations on Business" of this Report.

Number of Total Employees and Number of Full-Time Employees
-----------------------------------------------------------

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

     Future Capital Requirements, Uncertainty of Future Funding; The Company presently has limited operating capital. It will require substantial additional funding in order to pursue any operations outside of operating the one existing location. The Company would need to raise these funds through equity or debt financings, which may be very difficult for such a highly speculative enterprise. There can be no assurance that such additional funding will be made available to the Company, or if made available, that the terms thereof will be satisfactory to the Company. Furthermore, any equity funding will cause a substantial decrease in the proportional ownership interests of existing stockholders. If such funding is not made available to the Company, it is doubtful that the Company would be able to expand operations outside of its presently limited scope. See the caption "Business" and the heading "Plan of Operation" of the caption "Management's Discussion and Analysis or Plan of Operation," herein.

     Substantial Capital Requirements; If revenues were to decrease as a result of lower oil and gas prices, decreased production or otherwise, the Company may have limited ability to continue production, resulting in a further decrease in production and revenues. If the Company's cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements.

     Replacement of Reserves; The Company's future success will depend upon its ability to find, acquire and develop additional oil and gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as they are produced, except to the extent that the Company conducts revitalization activities, or acquires properties containing proved reserves, or both. The Company currently does not have a plan to increase its reserve base.

     Uncertainty of Reserve Estimates; Oil and gas reserve estimates and the present value estimates associated therewith are derived from limited data. As a result, oil and gas reserve estimates and present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate. If reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated. Moreover, significant downward revisions of reserve estimates may adversely affect the Company's ability to borrow funds in the future or have an adverse impact on other financing arrangements.

          Operating Hazards; Oil and gas operations involve a high degree of risk. Natural hazards, such as excessive underground pressures, may cause costly and dangerous blowouts or make further operations on a well financially or physically impractical. Any of the foregoing hazards may result in substantial losses or liabilities to third parties, including claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to persons or property.

     Future Sales of Common Stock; Craig Carpenter, President and Director beneficially owns 209,832 shares of the common stock of the Company or approximately 52% of its outstanding voting securities. All of his shares Will have been beneficially owned for one year on April 16, 2001, and subject to compliance with the applicable provisions of Rule 144 of the Securities and Exchange Commission, Mr. Carpenter may then commence to sell his "restricted securities" in an amount equal to up to 1% of the then outstanding securities of the Company, in any three month period. Such sales could have a substantial adverse effect on any public market that may then exist in the Company's common stock. Sales of any of these shares by Mr. Carpenter could severely affect the ability of the Company to secure the necessary debt or equity funding for the Company's proposed business operations. Sales of restricted securities by others could also have an adverse effect on any market in the common stock of the Company. See the caption "Recent Sales of Unregistered Securities." For additional information concerning the present market for shares of common stock of the Company, see the caption "Market Price of and Dividends on the Company's Common Equity and Other Stockholder Matters," herein. For information regarding common stock ownership of Mr. Carpenter, see the caption "Security Ownership of Certain Beneficial Owners and Management," herein.

     Voting Control; By virtue of Craig Carpenter's ownership of approximately 52% of the Company's outstanding voting securities, Mr. Carpenter has the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Mr. Carpenter may be deemed to have absolute control over the management and affairs of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," of this Report.

     Competition; The Company's oil and gas exploration activities are centered in a highly competitive field. In seeking any other suitable oil and gas properties for acquisition, or drilling rig operators and related personnel and equipment, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company's initial competitive position in the oil and gas industry will be significant. See the caption "Competition" under the heading "Business," herein.

     Dependence on Key Employees and Technical Personnel; The Company is substantially dependent upon the continued services of Craig Carpenter its
President and Director. Mr. Carpenter is in good health; however, his retirement, disability or death would have a significant adverse impact on the Company's business operations. To the extent that his services become unavailable, the Company will be required to retain other qualified personnel; there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms. See the caption "Directors, Executive Officers, Promoters and Control Persons," herein.

     Similarly, the oil and gas exploration industry requires the use of personnel with substantial technical expertise. In the event that the services of its current technical personnel become unavailable, the Company will need to hire qualified personnel to take their place; no assurance can be given that it will be able to recruit and hire such persons on mutually acceptable terms.

     Governmental Regulations; The Company is subject to numerous state and federal regulations, environmental and otherwise, that may have a substantial negative effect on its ability to operate at a profit. See the captions "Effect of Existing or Probable Governmental Regulations on Business" and "Costs and Effects of Compliance with Environmental Laws," herein.

          General Economic Risks/Potential Volatility of Stock Price; The Company's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in general and local economic conditions may cause high volatility in the market price of the Company's securities and may adversely affect an investment in these securities. Oil and gas prices are extremely volatile and are subject to substantial seasonal, political and other fluctuations, all of which are beyond the Company's control.

Indemnification of Officers and Directors
-----------------------------------------

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

     On March 10, 2000 the District Court issued a judgment and order in the Carpenter Suit rescinding the May 20, 1997 transaction. The judgment states that Source be returned, as nearly as possible, to its status prior to consummation of said transaction. This included canceling 12,305,800 shares of common stock issued in the transaction to Kraft by Source, reinstating Craig Carpenter, Helen
G. Carpenter, and Kathy Morrison as officers and directors of Source, and the return of 182,852 shares of Common Stock from Kraft to Carpenter, which were originally sold directly by Carpenter to Kraft. Craig Carpenter was granted an award against Source in the amount of $75,000 to compensate him for the benefit he conferred on the stockholders of Source by prosecuting the action against Kraft and Point. Source was awarded damages against Kraft in the amount of $225,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None; Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

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

     The high and low bid prices for these shares of common stock of the Company since that period are as follows:

                                                 Bid

Fiscal Year ending:                     High                Low
------------------                      ----                ---
December 31, 1999                      $0.03                $0.01

December 31, 2000                      $2.75                $2.50

December 31, 2001                      $0.45                $0.32

December 31, 2002                      $0.24                $0.19

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

     The number of record holders of the Company's common stock as of the year ended December 31, 2002, was approximately 2,984; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Results of Operations
---------------------

     For the fiscal year ended December 31, 2002, the Company received total revenues of $39,587 down from $41,833 for the previous year.

     Depletion decresed from $12,375 in 2001 to $11,586 in 2002.

     Total general and administrative costs and expenses decreased from $8,488 in 2001 to $8,331 in 2002.

     For the fiscal year ended December 31, 2002, the Company realized net income of $4,080 ($0.01 per share) compared to net income of $4,308 ($0.03 per share) in the preceding year.

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

            Financial Statements for the years ended December 31, 2002 and 2001

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

            Statements of Cash Flows

            Notes to the Consolidated Financial
            Statements

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)

                          Independent Auditors' Report
                                       and
                              Financial Statements

                                December 31, 2002



                            Source Energy Corporation

                                TABLE OF CONTENTS




Independent Auditors' Report ................................................           1

Balance Sheet -- December 31, 2002 ..........................................           2

Statements of Operations for the Years Ended December 31, 2002 and 2001 .....           3

Statements of Stockholders' Equity for the Years Ended December 31, 2002 ....           4
and 2001

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001 .....           5

Notes to  Financial Statements ..............................................         6 -- 11

Unaudited Supplemental Information Concerning Oil and Gas Producing .........           12
Properties


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Source Energy Corporation

We have audited the accompanying balance sheet of Source Energy Corporation, formerly known as Parker Energy Technology, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Energy Corporation, formerly known as Parker Energy Technology, Inc., as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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



                               Mantyla McReynolds


Salt Lake City, Utah
January 23, 2003


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                                  Balance Sheet
                                December 31, 2002

                                            ASSETS

Current Assets
  Cash and cash equivalents                                                     $             65,831
  Accounts receivable                                                                          3,149
  Tax refund receivable                                                                        1,993
                                                                                  ------------------
                   Total Current Assets                                                       70,973

Property and Equipment (Note 2)
  Equipment                                                                                   15,951
  Proved oil and gas properties                                                              597,353
                                                                                  ------------------
               Total Property and Equipment                                                  613,304
       Less: Accumulated Depreciation and Depletion                                         (553,095)
                                                                                  ------------------
                Net Property and Equipment                                                    60,209
                                                                                  ------------------
                       Total Assets                                             $            131,182
                                                                                  ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Accrued liabilities                                                        $                   354
 Other current liability (Note 6)                                                            75,000
                                                                                 ------------------
                 Total Current Liabilities                                                   75,354
                                                                                 ------------------
                     Total Liabilities                                                       75,354


Stockholders' Equity (Notes 1 & 8)
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 shares
   issued and outstanding                                                                       101
  Additional Paid-in Capital                                                              1,244,954
  Accumulated Deficit                                                                   (1,189,227)
                                                                                 ------------------
                Total Stockholders' Equity                                                   55,828
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $            131,182
                                                                                 ==================


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 2002 and 2001



                                                                        2002               2001
                                                                        ----               ----
Revenues from Oil and Gas Activities                       $            39,587   $        41,833

Oil and Gas Producing Expense:
  Production costs                                                      15,590            16,662
  Depletion (Note 2)                                                    11,586            12,375
                                                                --------------      ------------
            Total Oil and Gas Producing Expense                         27,176            29,037

        Income/(Loss) from Oil and Gas Activities                       12,411            12,796

  General and administrative expense                                    (8,331)           (8,488)

                                                                --------------      ------------
            Net Income/(loss) from Operations                            4,080             4,308
Other Income/(Expense):
  Interest income                                                          665               912
                                                                --------------      ------------
               Total Other Income/(Expense)                                665               912
Net Income/(Loss) before income tax                                      4,745             5,220
Provision for income tax (Notes 1 & 4)                                    (100)             (100)
Extraordinary income (Note 7)                                                0             7,040
                                                                --------------      ------------
Net Income/(Loss)                                          $             4,645   $        12,160
                                                                ==============      ============


Profit/(Loss) per Share                                       $           0.01   $          0.03
                                                                ==============      ============

Weighted Average Shares Outstanding                                    404,451           404,451
                                                                ==============      ============



                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001





                                                               Additional                              Net
                                 Common          Common          Paid-in        Accumulated       Stockholders'
                                 Shares          Stock           Capital          Deficit            Equity
                              ------------     ----------      -----------     --------------    ---------------
Net Income for the Year Ended
December 31, 2001                                                                      12,160             12,160
Balance, December 31, 2001         404,451 $          101  $     1,244,954 $       (1,193,872)$           51,183
                              ============     ==========      ===========     ==============    ===============

Net Income for the Year Ended
December 31, 2002                                                                       4,645              4,645
Balance, December 31, 2002         404,451 $          101  $     1,244,954 $       (1,189,227)$           55,828
                              ============     ==========      ===========     ==============    ===============



                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001






                                                                                  2002         2001
                                                                                  ----         ----
Cash Flows Provided by/(Used for) Operating Activities
Net profit/(loss)                                                        $       4,645   $      12,160
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and depletion                                                  13,387          14,055
    (Increase)/decrease in accounts receivable                                     677           1,849
    (Increase)/decrease in tax refund receivable                                   106          (2,100)
    Increase/(decrease) in current liabilities                                      57            (149)
                                                                           -----------      ----------
Net Cash Provided by Operating Activities                                       18,872          25,815
                                                                           -----------      ----------

Cash Flows Provided by/(Used for) Financing Activities
  Purchase of fixed assets                                                      (2,079)              0
                                                                           -----------      ----------
Net Cash Provided by Financing Activities                                       (2,079)              0
                                                                           -----------      ----------

Net Increase/(Decrease) in Cash                                                 16,793          25,815
Beginning Cash Balance                                                          49,038          23,223
                                                                           -----------      ----------

Ending Cash Balance                                                      $      65,831   $      49,038
                                                                           ===========      ==========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes                             $         -0-            100
  Cash paid during the year for interest                                           -0-             -0-


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2002

Note 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     (c) Property and Equipment

Equipment is stated at cost. Depreciation is provided using the straight-line and double- declining balance methods over a five year period. Maintenance and repair costs are charged to expense as incurred.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2002

Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  [continued]

     (d) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2002 is $0 due to the valuation allowance established as described in Note 4.

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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2002

Note 2         PROPERTY AND EQUIPMENT

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

     Information on capitalized costs relating to oil and gas producing activities is presented below:

        Proved Oil and Gas Properties                             $  597,353
        Accumulated Depletion ($11,586 during 2002 and
                              $12,375 during 2001)                  (543,999)
        Net Capitalized Costs                                     $   53,354

               Other Property and Equipment
       Equipment at cost                                          $   15,951
       Accumulated depreciation($1,801 during 2002 and
                                   $1,679 during 2001)                (9,096)
       Net property and equipment                                 $    6,855


Note 3         LIQUIDITY

     The Company has accumulated losses from inception through December 31, 2002 amounting to $1,189,227. The Company's ability to achieve a level of consistent profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Management intends to raise additional capital through private or registered placement, debt or other offerings.


Note 4         INCOME TAXES

     The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. No provision has been made for income taxes in the financial statements because the Company has accumulated substantial losses since inception.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2002

Note 4         INCOME TAXES [continued]

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2002 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

Deferred tax assets                               Balance          Tax      Rate
---------------------------------------------  ------------- --------------- ---
   Federal loss carryforward
        (expires through 2022)                   $492,575        $167,476    34%
   State loss carryforward
        (expires through 2017)                   $262,847         $13,142     5%
   Valuation allowance                                          ($180,618)
                                                             ---------------
        Deferred tax asset                                             $0
                                                             ===============

     The valuation allowance has decreased $16,364 from $196,982 in the prior year. The current year provision for income tax represents the minimum franchise tax due to the State of Utah.


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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2002

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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2002

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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Unaudited Supplemental Information
                        Oil and Gas Producing Activities
                                December 31, 2002


        Reserve Quantity Information (Unaudited)

        Proved Developed Reserves:
          Beginning of year                                        13,999
          Production                                              ( 2,497)
          End of  year                                             11,502

     Note: The Company has previously drilled two other dry holes on the lease where these proved reserves are located. Since there are no additional known reserves, the Company has not estimated proved undeveloped reserves.


     Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 2002 (Unaudited)

        Future cash inflows *                                    $   208,646
        Future production and development costs*                   (  71,813)
        Future income tax expenses**                                    --
        Future net cash flows                                        136,834

        10% annual discount for estimated timing of cash flows     (  63,593)

        Standardized measure of discounted future net cash flows $    73,240


     Note: There have been no principal sources of change for the year ended December 31, 2002.


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

                                              Date of         Date of
                             Positions        Election or     Termination
  Name                        Held            Designation (1) or Designation


Craig Carpenter               Director,         3/10/00           *
3040 Granite Meadow Lane,     President
Sandy Utah 84092

Helen Carpenter               Director,         3/10/00           *
3040 Granite Meadow Lane      Vice President
Sandy Utah 84092

Kathleen L. Morrison          Director,         3/10/00           *
4685 Highland Dr., #202       Secretary
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

Business Experience
-------------------

     Craig Carpenter, Director and President, age 59 was born and raised in Salt Lake City, Utah, where he attended East High School. Aside from his involvement in Source, Mr. Carpenter has been retired for the past seven years.

     Helen G. Carpenter, Director and Vice President, age 52, recently retired after 30 years at US West Communications. The last position she held at US West was Manager of Computer Operations.

     Kathleen L. Morrison, Director and Secretary, age 46, has spent the past eight years as the office manger for two entities. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

     The directors of Source hold no other directorship in any other reporting company, except for Kathleen L. Morrison who has served since March 1999 as a director and secretary of Cardiff International, a Colorado corporation and since May 15, 2001 as secretary/treasurer and director of Brenex Oil Corporation, a Utah Corporation. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Committees
----------

     There are no established committees.

Family Relationships
--------------------

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

Item 10. Executive Compensation.
-------------------------------

Cash Compensation
-----------------

     None of the current Officers and Directors received any compensation during the year ended December 31, 2002.

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

                 Directors and Executive Officers


                                                                    Number of Shares        Percent of Class
Name and Address(1)                          Title                                         Beneficially Owned
-------------------                          -----                  ----------------       ------------------
Craig Carpenter                             President                       209,832             51.8
3040 Granite Meadow Lane                    and Director
Sandy Utah 84092


Helen G. Carpenter*                         Vice President                      -0-               -0-
3040 Granite Meadow Lane                    and Director
Sandy Utah 84092

Kathleen L. Morrison                        Secretary                           -0-               -0-
4685 Highland Dr., Suite 202                and Director
Salt Lake City, UT
84117

All Officers &                                                              209,832              51.8
Directors
as a group
beneficially
own


     *Helen Carpenter is the spouse of Craig Carpenter, so she may be deemed to have shared voting and investment control with respect to the shares of Common Stock owned by Craig Carpenter.

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

Transactions with Management and Others
---------------------------------------

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

Certain Business Relationships
------------------------------

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

Indebtedness of Management
--------------------------

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

Parents of the Issuer
---------------------

     Except to the extent that Craig Carpenter may be deemed to be a parent of the Company by virtue of his ownership of a majority of its issued and outstanding shares, the Company has no parents.

Transactions with Promoters
---------------------------

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

     None; Not Applicable.

Exhibits*
--------

     None; Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOURCE ENERGY CORPORATION

Date:1/27/03                                    By/S/ Craig Carpenter
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                             SOURCE ENERGY CORPORATION


Date:  1/27/03                                  By/S/ Craig Carpenter
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

Date:  1/27/03                                  By/S/ Kathleen Morrison
     ----------------                           ---------------------------
                                                Kathleen L. Morrison, Secretary
                                                Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Craig   Carpenter,   President  of  Source  Energy   Corporation   (the
"Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated:  1/27/03                      Signature:  By/S/ Craig Carpenter
        -----------------                       --------------
                                     Craig Carpenter
                                     President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Kathleen   Morrison,   Secretary  of  Source  Energy  Corporation  (the
"Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  1/27/03                     Signature:  By/S/ Kathleen Morrison
        -----------------                       -----------------
                                                Kathleen Morrison
                                                Secretary/Tresurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Source Energy Corporation (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Craig Carpenter, President and director and Kathleen Morrison, Secretary and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Craig Carpenter
-----------------
Craig Carpenter
President and Director
1/27/03


By/S/ Kathleen Morrison
-----------------
Kathleen Morrison
Secretary and Director
1/27/03