Form 10QSB
period 2003-03-31
SOURCE ENERGY CORP /UT/
filed 2003-05-07
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                 March 31, 2003



                                             SOURCE ENERGY CORPORATION
                                (Formerly known as Parker Energy Technology, Inc.)
                                              Condensed Balance Sheet
                                                  March 31, 2003
                                                    (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                 69,671
  Accounts receivable                                                                                               3,571
  State tax withheld                                                                                                2,445
                          Total Current Assets                                                                     75,687

Property and Equipment
  Equipment                                                                                                        15,951
  Proved oil and gas properties                                                                                   597,353
                                                                                                    ----------------------
                      Total Property and Equipment                                                                613,304
              Less: Accumulated Depreciation and Depletion                                                       (556,040)
                                                                                                    ----------------------
                       Net Property and Equipment                                                                  57,264
                                                                                                    ----------------------
                              Total Assets                                                       $                132,951
                                                                                                    ======================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Judgement payable                                                                                                75,000
 Accounts Payable                                                                           $                      1,197
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  76,197
                                                                                                   ---------------------
                           Total Liabilities                                                                      76,197


Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
outstanding                                                                                                         101
  Additional Paid-in Capital                                                                                  1,244,954
  Accumulated Deficit                                                                                        (1,188,301)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                 56,754
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $               132,951
                                                                                                   =====================



                                                         2


                                             SOURCE ENERGY CORPORATION
                                 (Formerly known as Parker Energy Technology, Inc.)
                                          Condensed Statements of Operations
                                 For the Three Months Ended March 31, 2003 and 2002
                                                    (Unaudited)


                                                                          Three               Three
                                                                          Months             Months
                                                                          Ended               Ended
                                                                        March 31,           March 31,
                                                                           2003               2002

                                                                    ------------------ -------------------
              Revenues from Oil and Gas Activities                             $10,653              $6,529
              Oil and Gas Producing Expense:
                Production costs                                                 4,820               3,420
                Depletion                                                        2,324               2,425
                                                                    ------------------ -------------------
                       Total Oil and Gas Producing Expense                       7,144               5,845


                         Income/(Loss) from Oil and Gas
                                   Activities                                    3,509                 684
              Other Income/(Expense):
                General and administrative expense                             (2,750)             (3,160)
                Interest                                                           166                 108
                                                                    ------------------ -------------------
                          Total Other Income/(Expense)                         (2,584)             (3,052)
                                                                    ------------------ -------------------

              Net income/(loss) before income tax                                 925              (2,368)
              Provision for income tax                                            -0-                 -0-
                                                                    ------------------ -------------------

              Net Income/(Loss)                                                   $925            $(2,368)
                                                                    ================== ===================


               Income/(Loss) per Share                                            $0.01             $(0.01)
                                                                     ================== ===================

               Weighted Average Shares Outstanding                              404,451             404,451

                                                                     ================== ===================


                                                      3


                                           SOURCE ENERGY CORPORATION
                              (Formerly known as Parker Energy Technology, Inc.)
                                            Statements of Cash Flows
                              For the Three Months Ended March 31, 2003 and 2002
                                                 (Unaudited)



                                                                       Three               Three
                                                                       Months             Months
                                                                       Ended               Ended
                                                                     March 31,           March 31,
                                                                        2003               2002

                                                                 ------------------  -----------------
Cash Flows From Operating Activities
Net Income/(loss)                                                              $925           $(2,369)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and depletion                                                2,945              2,849
    (Increase)/decrease in accounts receivable                                (422)              1,340
    (Increase)/decrease in tax refund receivable                              (451)              (349)
    Increase/(decrease) in current liabilities                                  843                 10
                                                                 ------------------  -----------------
Net Cash Provided by/(Used for) Operating                                     3,840              1,481
Activities
                                                                 ------------------  -----------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                              -0-                -0-
                                                                 ------------------  -----------------
Net Cash Provided by Financing Activities                                       -0-                -0-
                                                                 ------------------  -----------------

Net Increase/(Decrease) in Cash                                               3,840              1,481
Beginning Cash Balance                                                       65,831             49,038
                                                                 ------------------  -----------------

Ending Cash Balance                                                         $69,671            $50,519
                                                                 ==================  =================


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                                    -0-                -0-




                                                      4

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 1            PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2002.


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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation

     See the Company's 10-KSB for the year ended December 31, 2002, as filed with Securities and Exchange Commission.


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

Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Exhibits and Reports On Form 8-K

EXHIBITS:  None

REPORTS ON FORM 8-K:  None

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOURCE ENERGY CORPORATION


Date:5-6-03                                By/S/ Craig Carpenter
                                           Craig Carpenter, President



Date:  5-6-03                              By/S/ Kathleen Morrison
                                           Kathleen Morrison, Secretary

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Craig Carpenter, President and Director of Source Energy Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Source Energy Corporation.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  5-6-03                     Signature:  By/S/ Craig Carpenter
                                               ---------------------------
                                               Craig Carpenter
                                               President and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kathleen Morrison, Secretary and Director of Source Energy Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Source Energy Corporation.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  5-6-03                     Signature:  By/S/ Kathleen Morrison
                                               ---------------------
                                               Kathleen Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Source Energy Corporation, (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Craig Carpenter, President and Director and Kathleen Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Craig Carpenter
Craig Carpenter
President and Director
Dated this 6th day of May, 2003.




By/S/Kathleen Morrison
Kathleen Morrison
Secretary and Director
Dated this 6th day of May, 2003.