Form 10QSB
period 2003-06-30
SOURCE ENERGY CORP /UT/
filed 2003-07-22
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-29129
                           ---------------------------

                            SOURCE ENERGY CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

          Utah                                          87-0370820
          ----                                          ----------
(State or Other Jurisdiction of                        (IRS  Employer
 Incorporation or Organization)                         Identification No.)

                   3040 Granite Meadow Lane, Sandy Utah 84092
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (801) 943-5490
                                 --------------
                           (Issuer's telephone number)

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                  June 30, 2003



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                              Condensed Balance Sheet
                                                   June 30, 2003
                                                    (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                76,757
  Accounts receivable                                                                                              5,217
  State Tax Withholding                                                                                            1,034
                                                                                                    --------------------
                          Total Current Assets                                                                    83,008

Property and Equipment
  Equipment                                                                                                       15,951
  Proved oil and gas properties                                                                                  597,353
                                                                                                    --------------------
                      Total Property and Equipment                                                               613,304
              Less: Accumulated Depreciation and Depletion                                                      (559,578)
                                                                                                    --------------------
                       Net Property and Equipment                                                                 53,726
                                                                                                    --------------------
                              Total Assets                                                       $               136,734
                                                                                                    ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Judgement payable                                                                                               75,000
  Taxes Payable                                                                             $                      1,154
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  76,154
                                                                                                   ---------------------
                           Total Liabilities                                                                      76,154

Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
   outstanding                                                                                                       101
  Additional Paid-in Capital                                                                                   1,244,954
  Accumulated Deficit                                                                                         (1,184,475)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                  60,580
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $                136,734
                                                                                                   =====================


                                              See accompanying notes



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                         Condensed Statements of Operations
                             For the Three and Six Months Ended June 30, 2003 and 2002
                                                    (Unaudited)


                                                         Three             Three             Six           Six Months
                                                         Months            Months           Months           Ended
                                                         Ended             Ended            Ended           June 30,
                                                        June 30,          June 30,         June 30,           2002
                                                          2003              2002             2003

                                                    ----------------  ---------------- ---------------- ----------------
Revenues from Oil and Gas Activities                $         11,302  $         12,120           21,956           18,649
Oil and Gas Producing Expense:
  Production costs                                             3,480             3,358            7,678            6,353
  Depletion                                                    2,916             3,558            5,240            5,983
                                                    ----------------  ---------------- ---------------- ----------------
        Total Oil and Gas Producing Expense                    6,396             6,916           12,918           12,336

          Income/(Loss) from Oil and Gas
                    Activities                                 4,906             5,204            9,038            6,313
Other Income/(Expense):
  General and administrative expense                          (1,246)           (1,168)         (4,619)          (4,753)
  Interest                                                       167               225              333              333
                                                    ----------------  ---------------- ---------------- ----------------
           Total Other Income/(Expense)                       (1,079)             (943)          (4,286)          (4,420)
                                                    ----------------  ---------------- ---------------- ----------------

Net income/(loss) before income tax                            3,827             4,261            4,752            1,893
Provision for income tax                                           0                 0                0                0
                                                    ----------------  ---------------- ---------------- ----------------

Net Income/(Loss)                                   $          3,827  $          4,261            4,752            1,893
                                                    ================  ================ ================ ================


Income/(Loss) per Share                             $              0.01          0.01            0.01              0.01
                                                    ================  =============== ===============  ================

Weighted Average Shares                                      404,451          404,451         404,451           404,451
Outstanding
                                                    ================  =============== ===============  ================

                                                  See accompanying notes

                                                             3


                                                 SOURCE ENERGY CORPORATION
                                     Formerly known as Parker Energy Technology, Inc.
                                                  Statements of Cash Flows
                                 For the Three Months and Six Ended June 30, 2003 and 2002
                                                        (Unaudited)



                                                                      Three           Three             Six             Six
                                                                     Months           Months          Months          Months
                                                                      Ended           Ended            Ended           Ended
                                                                    June 30,         June 30,        June 30,        June 30,
                                                                      2003             2002            2003            2002

                                                                 --------------- ---------------- --------------- ---------------
Cash Flows From Operating Activities
Net Income/(loss)                                                $         3,827 $          4,261           4,752           1,893
Adjustments to reconcile net income to net cash
provided by
 operating activities:
    Depreciation and depletion                                             3,538            3,982           6,483           6,831
    (Increase)/decrease in tax refund receivable                           1,411                0             959               0
    (Increase)/decrease in accounts receivable                            (1,646)          (1,127)         (2,068)           (136)
    Increase/(decrease) in current liabilities                               (43)              (6)            800               3
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by/(Used for) Operating                                 7,087            7,110           10,926           8,591
Activities
                                                                 --------------- ---------------- --------------- ---------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                             0                0               0               0
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by Financing Activities                                      0                0               0               0
                                                                 --------------- ---------------- --------------- ---------------

Net Increase/(Decrease) in Cash                                            7,087            7,110          10,926           8,591
Beginning Cash Balance                                                    69,670           50,519          65,831          49,038
                                                                 --------------- ---------------- --------------- ---------------

Ending Cash Balance                                              $        76,757 $         57,629          76,757          57,629
                                                                 =============== ================ =============== ===============


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                                -0-              -0-             -0-              -0-


                                                  See accompanying notes


                                                             4

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


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

                                        SOURCE ENERGY CORPORATION


Date:7-16-03                               By/S/ Craig Caprenter
                                           Craig Carpenter, President



Date:7-17-03                               By/S/ Kathleen L. Morrison
                                           Kathleen L. Morrison, Secretary

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



Dated:7-16-03                      Signature:  By/S/ Craig Carpenter
                                               ---------------------------
                                               Craig Carpenter
                                               President and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Kathleen  L.   Morrison,   Secretary  and  Director  of  Source  Energy
Corporation, certify that:

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



Dated:7-17-03                      Signature:  By/S/ Kathleen L. Morrison
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Source Energy Corporation, (the "Company") on Form 10-QSB for the quarterly period ended June 01, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Craig Carpenter, President and Director and Kathleen Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Craig Carpenter
---------------------
Craig Carpenter
President and Director
Dated this 16th day of July, 2003.




By/S/ Kathleen L. Morrison
--------------------------
Kathleen L. Morrison
Secretary and Director
Dated this 17th day of July, 2003.