Form 10QSB
period 2003-09-30
SOURCE ENERGY CORP /UT/
filed 2003-11-04
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                                   FORM 10-QSB
                            SOURCE ENERGY CORPORATION

                                     PART I.
                              Financial Information

Item 1.  Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report are on file with the Company's auditor, Mantyla McReynolds. In the opinion of management, the Financial Statement fairly present the financial condition of the Registrant.

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                              September 30, 2003



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                              Condensed Balance Sheet
                                             September 30, 2003
                                                    (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                84,917
  Accounts receivable                                                                                              7,324
  State Tax Withholding                                                                                            1,697
                                                                                                    --------------------
                          Total Current Assets                                                                    93,938

Property and Equipment
  Equipment                                                                                                       15,951
  Proved oil and gas properties                                                                                  597,353
                                                                                                    --------------------
                      Total Property and Equipment                                                               613,304
              Less: Accumulated Depreciation and Depletion                                                      (563,954)
                                                                                                    --------------------
                       Net Property and Equipment                                                                 49,350
                                                                                                    --------------------
                              Total Assets                                                       $               143,288
                                                                                                    ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Judgement payable                                                                                               75,000
  Taxes Payable                                                                             $                      1,540
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  76,540
                                                                                                   ---------------------
                           Total Liabilities                                                                      76,540

Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
   outstanding                                                                                                       101
  Additional Paid-in Capital                                                                                   1,244,954
  Accumulated Deficit                                                                                         (1,178,307)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                  66,748
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $                143,288
                                                                                                   =====================


                                              See accompanying notes



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                         Condensed Statements of Operations
                             For the Three and Nine Months Ended September 30, 2003 and 2002
                                                    (Unaudited)


                                                         Three             Three            Nine            Nine
                                                         Months            Months           Months          Months
                                                         Ended             Ended            Ended           Ended
                                                     September 30,     September 30,     September 30,   September 30,
                                                          2003              2002             2003            2003

                                                    ----------------  ---------------- ---------------- ----------------
Revenues from Oil and Gas Activities                $         14,858  $          8,941           36,814           27,589
Oil and Gas Producing Expense:
  Production costs                                             3,784             3,951           11,462           11,153
  Depletion                                                    3,754             2,395            8,994            8,378
                                                    ----------------  ---------------- ---------------- ----------------
        Total Oil and Gas Producing Expense                    7,538             6,346           20,456           19,531

          Income/(Loss) from Oil and Gas
                    Activities                                 7,320             2,595           16,358            8,058
Other Income/(Expense):
  General and administrative expense                          (1,292)             (796)         (5,910)          (4,700)
  Interest                                                       139               171             471              505
                                                    ----------------  ---------------- ---------------- ----------------
           Total Other Income/(Expense)                       (1,153)             (625)          (5,439)          (4,195)
                                                    ----------------  ---------------- ---------------- ----------------

Net income/(loss) before income tax                            6,167             1,970           10,919            3,863
Provision for income tax                                           0                 0                0                0
                                                    ----------------  ---------------- ---------------- ----------------

Net Income/(Loss)                                   $          6,167  $          1,970           10,919            3,863
                                                    ================  ================ ================ ================


Income/(Loss) per Share                             $           0.02              0.01             0.02             0.01
                                                    ================  ================ ================ ================

Weighted Average Shares                                      404,451          404,451           404,451          404,451
Outstanding
                                                    ================  ===============  ================ ================

                                                  See accompanying notes

                                                             3


                                                 SOURCE ENERGY CORPORATION
                                     Formerly known as Parker Energy Technology, Inc.
                                                  Statements of Cash Flows
                                 For the Three and Nine Months Ended September 30, 2003 and 2002
                                                        (Unaudited)



                                                                      Three           Three            Nine            Nine
                                                                     Months           Months          Months          Months
                                                                      Ended           Ended            Ended           Ended
                                                                  September 30,    September 30,   September 30,   September 30,
                                                                      2003             2002            2003            2002

                                                                 --------------- ---------------- --------------- ---------------
Cash Flows From Operating Activities
Net Income/(loss)                                                $         6,167 $          1,970          10,919           3,863
Adjustments to reconcile net income to net cash
provided by
 operating activities:
    Depreciation and depletion                                             4,376            2,820          10,859           9,651
    (Increase)/decrease in tax refund receivable                            (663)            (465)            296             656
    (Increase)/decrease in accounts receivable                            (2,106)          (2,246)         (4,175)           (989)
    Increase/(decrease) in current liabilities                               386             (123)          1,186            (120)
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by/(Used for) Operating                                  8,160            6,448          19,085          15,039
Activities
                                                                 --------------- ---------------- --------------- ---------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                             0                0               0               0
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by Financing Activities                                      0                0               0               0
                                                                 --------------- ---------------- --------------- ---------------

Net Increase/(Decrease) in Cash                                            8,159            6,448          19,085          15,039
Beginning Cash Balance                                                    76,757           57,629          65,831          49,038
                                                                 --------------- ---------------- --------------- ---------------

Ending Cash Balance                                              $        84,917 $         64,077          84,917          64,077
                                                                 =============== ================ =============== ===============


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                                -0-              -0-             -0-              -0-


                                                  See accompanying notes


                                                             4

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 1            PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2002.

Note 2          ORGANIZATION

     The Company was originally incorporated under the name Exit, Inc., in accordance with the laws of the State of Utah on January 30, 1981. In April of 1984, the Company changed its name to Parker Energy Technology, Inc. From its inception until May 20, 1997, the Company had been in the business of oil and gas exploration and production activities. Currently, the Company has one producing well, located in Grand County, Utah. On May 20, 1997, the Company effected a reverse spolit of its outstanding shares from 81,637,100 to 1,632,742. Simultaneous thereto, the Company entered into an agreement with an individual to engage in the business of distillate fuel systems process plants and changed its name to Source Energy Corporation. On March 10, 2000 a U.S. district court judge rescinded the May 20, 1997 agreement and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. This included cancelling 12,305,800 shares of common stock issued in the Transaction.

Note 3          LEGAL MATTERS

     On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 1, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorneys fees in the amount of $15,039 and award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position he held prior to the May 20, 1997 agreement.

     The Court also ordered that the other defendants in the case, T.R. Kraft, and Point Source Energy Corporation, an Oregon corporation, to pay an award to the Company in the amount of $225,000. The Company does not intend to record this amount as a receivable on its books because the defendants' whereabouts are unknown and ability to collect from them is in a question.

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

                                        SOURCE ENERGY CORPORATION


Date: 10-31-03                             By/S/ Craig Carpenter
                                           Craig Carpenter, President



Date: 10/31/03                             By/S/ Kathleen L. Morrison
                                           Kathleen L. Morrison, Secretary

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



Dated:10-31-03                     Signature:  By/S/ Craig Carpenter
                                               ---------------------------
                                               Craig Carpenter
                                               President and Director

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



Dated:  10-31-03                   Signature:  By/S/Kathleen L. Morrison
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Source Energy Corporation, (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Craig Carpenter, President and Director and Kathleen Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Craig Carpenter
---------------------
Craig Carpenter
President and Director
Dated this 31st day of October, 2003




By/S/ Kathleen L. Morrison
--------------------------
Kathleen L. Morrison
Secretary and Director
Dated this 31st day of October, 2003.