Form 10KSB
period 2003-12-31
SOURCE ENERGY CORP /UT/
filed 2004-03-19
CIK 1103645

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2003 - $46,309.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 1, 2004 - $39,755. There are approximately 104,619 shares of common voting stock of the Registrant held by non-affiliates. On March 1, 2004 the average bid price was $0.38.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

     None; Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 1, 2004

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

     The high and low bid prices for these shares of common stock of the Company since that period are as follows:

                                                 Bid

Fiscal Year ending:                     High                Low
------------------                      ----                ---
December 31, 1999                      $0.03                $0.01

December 31, 2000                      $2.75                $2.50

December 31, 2001                      $0.45                $0.32

December 31, 2002                      $0.24                $0.19

December 31, 2003                      $0.26                $0.21

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

     The number of record holders of the Company's common stock as of the year ended December 31, 2003, was approximately 2,984; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     Source has been unable pursue any meaningful business operations during the past four years because of the litigation resulting from the transaction with T.R. Kraft and Point. The litigation was resolved by a judgment entered in March 2000. On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, case no. 2:00CV 0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants. Source believes this complaint will have to be rectified before it will be in a position to pursue more active business operations. Currently the Company is seeking to resolve this issue with the Securities and Exchange Commission.

Results of Operations
---------------------

     For the fiscal year ended December 31, 2003, the Company received total revenues of $46,309 an increase from $39,587 for the previous year.

     Depletion decresed from $11,586 in 2002 to $11,270 in 2003.

     Total general and administrative costs and expenses increased slightly from $8,331 in 2002 to $8,363 in 2003.

     For the fiscal year ended December 31, 2003, the Company realized net income of $9,614 ($0.04 per share) compared to net income of $4,080 ($0.01) per share) in the preceding year.

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

            Financial Statements for the years ended December 31, 2003 and 2002

            Report of Independent Certified Public
            Accountants

            Balance Sheet
            Statements of Operations

            Statements of Stockholders' Equity

            Statements of Cash Flows

            Notes to the Consolidated Financial
            Statements

            Unaudited Supplemental Information Concerning Oil and Gas Producing Activities

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)

                          Independent Auditors' Report
                                       and
                              Financial Statements

                                December 31, 2003



                            Source Energy Corporation

                                TABLE OF CONTENTS


                                                                                      Page

Independent Auditors' Report ................................................           1

Balance Sheet -- December 31, 2003 ..........................................           2

Statements of Operations for the Years Ended December 31, 2003 and 2002 .....           3

Statements of Stockholders' Equity for the Years Ended December 31, 2003 ....           4
and 2002

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 .....           5

Notes to  Financial Statements ..............................................         6 -- 10

Unaudited Supplemental Information Concerning Oil and Gas Producing .........           11
Properties


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Source Energy Corporation

We have audited the accompanying balance sheet of Source Energy Corporation, formerly known as Parker Energy Technology, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Energy Corporation, formerly known as Parker Energy Technology, Inc., as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


Mantyla McReynolds


Salt Lake City, Utah
February 26, 2003


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                                  Balance Sheet
                                December 31, 2003

                                            ASSETS

Current Assets
  Cash and cash equivalents                                                     $             91,509
  Accounts receivable                                                                          3,358
  Tax refund receivable                                                                        2,472
                                                                                  ------------------
                   Total Current Assets                                                       97,339

Property and Equipment (Note 2)
  Equipment                                                                                   15,951
  Proved oil and gas properties                                                              597,353
                                                                                  ------------------
               Total Property and Equipment                                                  613,304
       Less: Accumulated Depreciation and Depletion                                         (566,853)
                                                                                  ------------------
                Net Property and Equipment                                                    46,451
                                                                                  ------------------
       Deferred Tax Asset (Note 1 & 3)                                                         6,987
                                                                                  ------------------
                       Total Assets                                             $            150,777
                                                                                  ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Accrued liabilities                                                        $                 2,888
 Other current liability (Note 6)                                                            75,000
                                                                                 ------------------
                 Total Current Liabilities                                                   77,888
                                                                                 ------------------
                     Total Liabilities                                                       77,888


Stockholders' Equity (Notes 1 & 8)
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 shares
   issued and outstanding                                                                       101
  Additional Paid-in Capital                                                              1,244,954
  Accumulated Deficit                                                                   (1,172,166)
                                                                                 ------------------
                Total Stockholders' Equity                                                   72,889
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $            150,777
                                                                                 ==================


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 2003 and 2002



                                                                        2003               2002
                                                                        ----               ----
Revenues from Oil and Gas Activities                       $            46,309   $        39,587

Oil and Gas Producing Expense:
  Production costs                                                      17,062            15,590
  Depletion (Note 2)                                                    11,270            11,586
                                                                --------------      ------------
            Total Oil and Gas Producing Expense                         28,332            27,176

        Income/(Loss) from Oil and Gas Activities                       17,977            12,411

  General and administrative expense                                     8,363             8,331

                                                                --------------      ------------
            Net Income/(loss) from Operations                            9,614             4,080
Other Income/(Expense):
  Interest income                                                          561               665
                                                                --------------      ------------
               Total Other Income/(Expense)                                561               665
Net Income/(Loss) before income tax                                     10,175             4,745
Income Tax Benefit (Provision) (Notes 1  3)                              6,886              (100)
                                                                --------------      ------------
Net Income/(Loss)                                          $            17,061   $         4,645
                                                                ==============      ============


Profit/(Loss) per Share                                       $           0.04   $          0.01
                                                                ==============      ============

Weighted Average Shares Outstanding                                    404,451           404,451
                                                                ==============      ============



                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 2003 and 2002





                                                               Additional                              Net
                                 Common          Common          Paid-in        Accumulated       Stockholders'
                                 Shares          Stock           Capital          Deficit            Equity
                              ------------     ----------      -----------     --------------    ---------------
Balance, December 31, 2001         404,451 $          101  $     1,244,954 $       (1,193,872)$           51,183
                              ============     ==========      ===========     ==============    ===============

Net Income for the Year Ended
December 31, 2002                                                                       4,645              4,645
                              ------------     ----------      -----------     --------------    ---------------
Balance, December 31, 2002         404,451 $          101  $     1,244,954 $       (1,189,227)$           55,828
                              ============     ==========      ===========     ==============    ===============

Net Income for the year Ended
December 31, 2003                                                                      17,061             17,061
                              ------------     ----------      -----------     --------------    ---------------
Balance, December 31, 2003         404,451 $          101  $     1,244,954 $       (1,172,166)$           72,889
                              ============     ==========      ===========     ==============    ===============




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002






                                                                                  2003         2002
                                                                                  ----         ----
Cash Flows Provided by/(Used for) Operating Activities
Net profit/(loss)                                                        $      17,061   $       4,645
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and depletion                                                  13,757          13,387
    (Increase)/decrease in accounts receivable                                    (209)            677
    (Increase)/decrease in tax refund receivable                                  (478)            106
    Increase/(decrease) in deferred tax asset                                   (6,987)
                                                                           -----------      ----------
    Increase/(decrease) in currwent liabilities                                  2,534              57
                                                                           -----------      ----------
Net Cash Provided by Operating Activities                                       25,678          16,793
                                                                           -----------      ----------

Cash Flows Provided by/(Used for) Financing Activities
  Purchase of fixed assets                                                           0          (2,079)
                                                                           -----------      ----------
Net Cash Provided by Financing Activities                                            0          (2,079)
                                                                           -----------      ----------

Net Increase/(Decrease) in Cash                                                 25,678          16,793
Beginning Cash Balance                                                          65,831          49,039
                                                                           -----------      ----------

Ending Cash Balance                                                      $      91,509   $      65,831
                                                                           ===========      ==========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes                             $         100            100
  Cash paid during the year for interest                                           -0-             -0-


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2003

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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2003

Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  [continued]

     (d) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Accounting for income taxes is further described in Note 3.

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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2003

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

     Information on capitalized costs relating to oil and gas producing activities is presented below:

        Proved Oil and Gas Properties                             $  597,353
        Accumulated Depletion ($11,270 during 2003 and
                              $11,586 during 2002)                  (555,269)
        Net Capitalized Costs                                     $   42,084

               Other Property and Equipment
       Equipment at cost                                          $   15,951
       Accumulated depreciation($1,801 during 2002 and
                                   $1,679 during 2001)               (11,583)
       Net property and equipment                                 $    4,368


Note 3         INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2003 have an impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In prior years, the Company has established a valuation allowance for all future deductible temporary differences due to a lack of taxable earnings history. Based on the Company having taxable income the past three years, management reevaluated the valuation allowance and determined a portion may be realizable.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2003

Note 3         INCOME TAXES [continued]

Deferred tax assets                               Balance          Tax      Rate
---------------------------------------------  ------------- --------------- ---
   Federal loss carryforward
        (expires through 2022)                   $459,584        $156,259    34%
   State loss carryforward
        (expires through 2015)                   $252,673         $12,634     5%
   Valuation allowance                                          ($161,906)
                                                             ---------------
        Deferred tax asset                                         $6,987
                                                             ===============

     The valuation allowance has decreased $18,712 from $180,618 in the prior year. The current year provision for income tax represents the minimum franchise tax due to the State of Utah.


Note 4         SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

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


Note 5         RELATED-PARTY TRANSACTIONS

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

Note 6         LEGAL SETTLEMENT

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

Note 7         ACQUISITION/MERGER

     On  April  13,  2000,   the  Company   acquired   Newven   Acquisition
     Corporation, A Nevada Corporation ("Newven"), as a wholly owned subsidiary through a stock for stock exchange. Immediately following the exchange, the Company and Newven entered into a Plan of Merger pursuant to which Newven was merged with the Company. All of Newven's outstanding stock (500,000 shares) was exchanged for 25,000 shares of the Company's restricted common stock. Newven's assets at the time of the merger were %565 in cash; there were no liabilities. The acquisition has been accounted for as a purchase. Newven has had minimal operations; all activity has been combined and presented since the acquisition date.

Note 8         OTHER LEGAL MATTER

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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Unaudited Supplemental Information
                        Oil and Gas Producing Activities
                                December 31, 2003


        Reserve Quantity Information (Unaudited)

        Proved Developed Reserves:
          Beginning of year                                        11,502
          Production                                               (2,428)
                                                                   ------
          End of  year                                              9,074

     Note: The Company has previously drilled two other dry holes on the lease where these proved reserves are located. Since there are no additional known reserves, the Company has not estimated proved undeveloped reserves.


     Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 2002 (Unaudited)

        Future cash inflows *                                    $   264,035
        Future production and development costs*                   (  63,765)
        Future income tax expenses**                                    --
        Future net cash flows                                        200,270

        10% annual discount for estimated timing of cash flows     (  93,076)
                                                                     -------
        Standardized measure of discounted future net cash flows $   107,194
                                                                     =======

     Note: There have been no principal sources of change for the year ended December 31, 2003.


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

Business Experience
-------------------

     Craig Carpenter, Director and President, age 60 was born and raised in Salt Lake City, Utah, where he attended East High School. Aside from his involvement in Source, Mr. Carpenter has been retired for the past eight years.

     Helen G. Carpenter, Director and Vice President, age 53, recently retired after 30 years at US West Communications. The last position she held at US West was Manager of Computer Operations.

     Kathleen L. Morrison, Director and Secretary, age 47, has spent the past nine years as the office manger for two entities. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

     The directors of Source hold no other directorship in any other reporting company, except for Kathleen L. Morrison who has served since March 1999 as a director and secretary of Cardiff International, a Colorado corporation and from May 2001 to September 2003 as secretary/treasurer and director of Brenex Oil Corporation, a Utah Corporation. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

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

Code of Ethics.
---------------

     The Company is in the process of adopting a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The Company's directors, executive officers and 10% stockholders have filed statements of beneficial ownership of securities under Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation
-----------------

     None of the current Officers and Directors received any compensation during the year ended December 31, 2003.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

     None; Not Applicable.

Exhibits*
--------

     None; Not Applicable.

Item 14.  Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participatin of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon cetain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15.  Principal Accounting Fees and Services.
-------------------------------------------------

The Following is a summary of the fees billed to Source Energy by its principal accountants during the fiscal years ended December 31, 2003 and 2002:

        Fee category                            2003            2002
        ------------                            ----            ----

        Audit fees                            $ 2,750         $ 2,515

        Audited-related fees                  $ 1,535         $ 1,896

        Tax fees                              $     0         $   350

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $ 4,285         $ 4,762

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of Source Enegy's annual financial statements and review of the financial statements included in Source Energy's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Source Energy's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal acountant are performed pursuant to a written engagement letter between us and the principal accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOURCE ENERGY CORPORATION

Date: 3-11-04                                   By/S/ Craig Carpenter
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                             SOURCE ENERGY CORPORATION


Date:  3-11-04                                  By/S/ Craig Carpenter
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

Date:  3-11-04                                  By/S/ Kathleen L. Morrison
     ----------------                           ---------------------------
                                                Kathleen L. Morrison, Secretary
                                                and Director

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-11-04                          Signature: By/S/ Craig Carpernter
        -----------------                          -----------------------
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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-11-04                     Signature:  By/S/ Kathleen L. Morrison
        -----------------                       -----------------
                                                Kathleen L. Morrison
                                                Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Source Energy Corporation (the "Registrant") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Craig Carpenter, President and director and Kathleen L. Morrison, Secretary and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



-----------------
Craig Carpenter
President and Director




-----------------
Kathleen L. Morrison
Secretary and Director