Form 10QSB
period 2004-03-31
SOURCE ENERGY CORP /UT/
filed 2004-04-27
CIK 1103645

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                 March 31, 2004



                                             SOURCE ENERGY CORPORATION
                                (Formerly known as Parker Energy Technology, Inc.)
                                              Condensed Balance Sheet
                                                  March 31, 2004
                                                    (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                 77,546
  Accounts receivable                                                                                               3,863
  State tax withheld                                                                                                2,684
                                                                                                    ----------------------
                          Total Current Assets                                                                     84,093

Property and Equipment
  Equipment                                                                                                        15,951
  Proved oil and gas properties                                                                                   597,353
                                                                                                    ----------------------
                      Total Property and Equipment                                                                613,304
              Less: Accumulated Depreciation and Depletion                                                       (569,164)
                                                                                                    ----------------------
                       Net Property and Equipment                                                                  44,140
                                                                                                    ----------------------
 Deferred Tax Asset                                                                                                 6,987
                                                                                                    ----------------------
                             Total Assets                                                       $                 135,220
                                                                                                    ======================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Judgement payable                                                                                                75,000
 Accounts Payable                                                                           $                          0
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  75,000
                                                                                                   ---------------------
                           Total Liabilities                                                                      75,000


Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
outstanding                                                                                                         101
  Additional Paid-in Capital                                                                                  1,244,954
  Accumulated Deficit                                                                                        (1,184,835)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                 60,220
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $               135,220
                                                                                                   =====================



                                                         2


                                             SOURCE ENERGY CORPORATION
                                 (Formerly known as Parker Energy Technology, Inc.)
                                          Condensed Statements of Operations
                                 For the Three Months Ended March 31, 2004 and 2003
                                                    (Unaudited)


                                                                          Three               Three
                                                                          Months             Months
                                                                          Ended               Ended
                                                                        March 31,           March 31,
                                                                           2004               2003

                                                                    ------------------ -------------------
              Revenues from Oil and Gas Activities                             $ 8,072             $10,653
              Oil and Gas Producing Expense:
                Production costs                                                15,430               4,820
                Depletion                                                        1,768               23245
                                                                    ------------------ -------------------
                       Total Oil and Gas Producing Expense                      17,198               7,144


                         Income/(Loss) from Oil and Gas
                                   Activities                                   (9,126)              3,509
              Other Income/(Expense):
                General and administrative expense                              (3,543)            (2,750)
                Interest                                                             -                 166
                                                                    ------------------ -------------------
                          Total Other Income/(Expense)                          (3,543)            (2,584)
                                                                    ------------------ -------------------

              Net income/(loss) before income tax                              (12,669)               925
              Provision for income tax                                             -0-                -0-
                                                                    ------------------ -------------------

              Net Income/(Loss)                                                (12,669)           $   925
                                                                    ================== ===================


               Income/(Loss) per Share                                          $(0.03)            $(0.01)
                                                                     ================== ===================

               Weighted Average Shares Outstanding                              404,451             404,451

                                                                     ================== ===================


                                                      3


                                           SOURCE ENERGY CORPORATION
                              (Formerly known as Parker Energy Technology, Inc.)
                                            Statements of Cash Flows
                              For the Three Months Ended March 31, 2004 and 2003
                                                 (Unaudited)



                                                                       Three               Three
                                                                       Months             Months
                                                                       Ended               Ended
                                                                     March 31,           March 31,
                                                                        2004               2003

                                                                 ------------------  -----------------
Cash Flows From Operating Activities
Net Income/(loss)                                                          $(12,669)              $925
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and depletion                                                2,311              2,945
    (Increase)/decrease in accounts receivable                                 (505)              (422)
    (Increase)/decrease in tax refund receivable                               (212)              (451)
    Increase/(decrease) in current liabilities                               (2,887)               843
                                                                 ------------------  -----------------
Net Cash Provided by/(Used for) Operating                                   (13,962)             3,840
Activities
                                                                 ------------------  -----------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                              -0-                -0-
                                                                 ------------------  -----------------
Net Cash Provided by Financing Activities                                       -0-                -0-
                                                                 ------------------  -----------------

Net Increase/(Decrease) in Cash                                             (13,962)             3,840
Beginning Cash Balance                                                       91,508             65,831
                                                                 ------------------  -----------------

Ending Cash Balance                                                         $77,546            $69,671
                                                                 ==================  =================


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                                    -0-                -0-




                                                      4

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 1            PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2003.


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

     On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, naming Source Energy Corporation, with the intent of disqualifying the Company from the availability of Regulations A and D. The Company has responded to the SEC opposing the complaint. On April 22, 2003 the Court required the SEC to show cause as to why the case should not be dismissed for failure to prosecute. The SEC failed to file a responsive pleading and on June 3, 2003 the Court dismissed this case without prejudice for failure to prosecute the action.


Note 4                     REVERSE SPLIT OF COMMON SHARES

     The Company effected a 1 for 40 reverse split, which became effective April 10, 2000.

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation

     See the Company's 10-KSB for the year ended December 31, 2003, as filed with Securities and Exchange Commission.


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     On September 22, 2000, the SEC filed a complaint in the United States District Court, case no. 2:00CV 0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants.

     On April 22, 2003 the Court required the SEC to show cause as to why the case should not be dismissed for failure to prosecute. The SEC failed to file a responsive pleading and on June 3, 2003 the Court dismissed this case without prejudice for failure to prosecute the action.

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

                                        SOURCE ENERGY CORPORATION


Date:  4-26-04                             By/S/ Craig Carpenter
                                           Craig Carpenter, President



Date:  4-26-04                             By/S/ Kathleen L. Morrison
                                           Kathleen Morrison, Secretary

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Craig Carpenter, President and Director of Sorce Energy Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Sorce Energy Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               By/S/ Craig Carpenter
                                               ----------------------
                                               Craig Carpenter
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kathleen L. Morrison, Secretary, Treasurer and Director of Source Energy Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Source Energy Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               Kathleen L. Morrison
                                               ------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Source Energy Corporation, (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Craig Carpenter, President and Director and Kathleen L. Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Craig Carpenter
--------------------
Craig Carpenter
President and Director

Dated this 26th day of April, 2004



By/S/ Kathleen L.Morrison
------------------
Kathleen L. Morrison
Secretary and Director

Dates this 26th day of April, 2004