Form 10QSB
period 2004-06-30
SOURCE ENERGY CORP /UT/
filed 2004-08-04
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                  June 30, 2004



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                              Condensed Balance Sheet
                                                   June 30, 2004
                                                    (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                90,792
  Accounts receivable                                                                                              4,006
  State Tax Withholding                                                                                              707
                                                                                                    --------------------
                          Total Current Assets                                                                    95,505

Property and Equipment
  Equipment                                                                                                       15,951
  Proved oil and gas properties                                                                                  597,353
                                                                                                    --------------------
                      Total Property and Equipment                                                               613,304
              Less: Accumulated Depreciation and Depletion                                                      (573,307)
                                                                                                    --------------------
                       Net Property and Equipment                                                                 39,997
                                                                                                    --------------------
Deferred Tax Asset                                                                                                 6,987
                                                                                                    --------------------
                              Total Assets                                                       $               142,489
                                                                                                    ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Judgement payable                                                                                               75,000
                                                                                                     ---------------------
                       Total Current Liabilities                                                                  75,000
                                                                                                     -------------------
                           Total Liabilities                                                                      76,154

Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
   outstanding                                                                                                       101
  Additional Paid-in Capital                                                                                   1,244,954
  Accumulated Deficit                                                                                         (1,177,566)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                  67,489
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $                142,489
                                                                                                   =====================


                                              See accompanying notes



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                         Condensed Statements of Operations
                             For the Three and Six Months Ended June 30, 2004 and 2003
                                                    (Unaudited)


                                                         Three             Three             Six              Six
                                                         Months            Months           Months           Months
                                                         Ended             Ended            Ended            Ended
                                                        June 30,          June 30,         June 30,         June 30,
                                                          2004              2003             2004             2004

                                                    ----------------  ---------------- ---------------- ----------------
Revenues from Oil and Gas Activities                $         17,827  $         11,302           25,899           21,956
Oil and Gas Producing Expense:
  Production costs                                             3,408             3,480           18,838            7,678
  Depletion                                                    3,601             2,916            5,370            5,240
                                                    ----------------  ---------------- ---------------- ----------------
        Total Oil and Gas Producing Expense                    3,601             6,396           24,208           12,918

          Income/(Loss) from Oil and Gas
                    Activities                                10,818             4,906            1,691            9,038
Other Income/(Expense):
  General and administrative expense                          (3,549)           (1,246)          (7,092)          (4,619)
  Interest                                                         0               167                0              333
                                                    ----------------   ---------------- ---------------- ----------------
           Total Other Income/(Expense)                       (3,549)           (1,079)          (7,092)          (4,286)
                                                    ----------------   ---------------- ---------------- ----------------

Net income/(loss) before income tax                            7,269             3,827           (5,401)           4,752
Provision for income tax                                           0                 0                0                0
                                                    ----------------   ---------------- ---------------- ----------------

Net Income/(Loss)                                   $          7,269  $          3,827           (5,401)           4,752
                                                    ================   ================ ================ ================


Income/(Loss) per Share                             $           0.01              0.01             0.01             0.01
                                                    ================   =============== ===============  ================

Weighted Average Shares                                      404,451           404,451          404,451          404,451
Outstanding
                                                    ================   =============== ===============  ================

                                                  See accompanying notes

                                                             3


                                                 SOURCE ENERGY CORPORATION
                                     Formerly known as Parker Energy Technology, Inc.
                                                  Statements of Cash Flows
                                 For the Three Months and Six Ended June 30, 2004 and 2003
                                                        (Unaudited)



                                                                      Three           Three             Six             Six
                                                                     Months           Months          Months          Months
                                                                      Ended           Ended            Ended           Ended
                                                                    June 30,         June 30,        June 30,        June 30,
                                                                      2004             2003            2004            2004

                                                                 --------------- ---------------- --------------- ---------------
Cash Flows From Operating Activities
Net Income/(loss)                                                $         7,269 $          3,827          (5,401)          4,752
Adjustments to reconcile net income to net cash
provided by
 operating activities:
    Depreciation and depletion                                             4,142            3,538           6,455           6,483
    (Increase)/decrease in tax refund receivable                           1,977            1,411           1,764             959
    (Increase)/decrease in accounts receivable                              (142)          (1,646)           (648)         (2,068)
    Increase/(decrease) in current liabilities                                 0              (43)         (2,887)            800
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by/(Used for) Operating                                 13,246            7,087            (717)         10,926
Activities
                                                                 --------------- ---------------- --------------- ---------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                             0                0               0               0
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by Financing Activities                                      0                0               0               0
                                                                 --------------- ---------------- --------------- ---------------

Net Increase/(Decrease) in Cash                                           13,246            7,087            (717)         10,926
Beginning Cash Balance                                                    77,546           69,670          91,509          65,831
                                                                 --------------- ---------------- --------------- ---------------

Ending Cash Balance                                              $        90,792 $         76,757          90,792          76,757
                                                                 =============== ================ =============== ===============


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                                -0-              -0-             -0-              -0-


                                                  See accompanying notes


                                                             4

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 June  30, 2004
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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 June  30, 2004
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

     On March 10, 2000 the District Court issued a judgment and order in the Carpenter Suit rescinding the May 20, 1997 transaction. The judgment states that Source be returned, as nearly as possible, to its status prior to consummation of said transaction. This included canceling 12,305,800 shares of common stock issued in the transaction to Kraft by Source, reinstating Craig Carpenter, Helen
G. Carpenter, and Kathy Morrison as officers and directors of Source, and the return of 182,852 shares of Common Stock from Kraft to Carpenter, which were originally sold directly by Carpenter to Kraft. Craig Carpenter was granted an award against Source in the amount of $75,000 to compensate him for the benefit he conferred on the stockholders of Source by prosecuting the action against Kraft and Point. Source was awarded damages against Kraft in the amount of $225,000.The Company does not intend to record this amount as a receivable on its books because the defendants' whereabouts are unknown and ability to collect from them is in question.

     On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, naming Source Energy Corporation, with the intent of disqualifying the Company from the availability of Regulations A and D. The Company responded to the SEC opposing the complaint. On April 22, 2003 the Court required the SEC to show cause as to why the case should not be dismissed for failure to prosecute. The SEC failed to file a responsive pleading and on June 3, 2003 the Court dismissed this case without prejudice for failure to prosecute the action.

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

                                        SOURCE ENERGY CORPORATION


Date:8-02-04                               By/S/ Craig Caprenter
                                           Craig Carpenter, President



Date:8-02-04                               By/S/ Kathleen L. Morrison
                                           Kathleen L. Morrison, Secretary

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



Dated:8-02-04                      Signature:  By/S/ Craig Carpenter
                                               ---------------------------
                                               Craig Carpenter
                                               President and Director

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



Dated:8-02-04                      Signature:  By/S/ Kathleen L. Morrison
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Source Energy Corporation, (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Craig Carpenter, President and Director and Kathleen Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Craig Carpenter
---------------------
Craig Carpenter
President and Director
Dated this  2nd day of July, 2004.




By/S/ Kathleen L. Morrison
--------------------------
Kathleen L. Morrison
Secretary and Director
Dated this 2nd day of July, 2004.