Form 10QSB
period 2004-09-30
SOURCE ENERGY CORP /UT/
filed 2004-11-05
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                              September 30, 2004



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                              Condensed Balance Sheet
                                             September 30, 2004
                                                    (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $               101,276
  Accounts receivable                                                                                              7,303
  State Tax Withholding                                                                                            2,199
                                                                                                    --------------------
                          Total Current Assets                                                                   110,778

Property and Equipment
  Equipment                                                                                                       15,951
  Proved oil and gas properties                                                                                  597,353
                                                                                                    --------------------
                      Total Property and Equipment                                                               613,304
              Less: Accumulated Depreciation and Depletion                                                      (577,062)
                                                                                                    --------------------
                       Net Property and Equipment                                                                 36,242
                                                                                                    --------------------
Deferred Tax Asset                                                                                                 6,987
                                                                                                    --------------------
                              Total Assets                                                       $               157,007
                                                                                                    ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Judgement payable                                                                                               75,000
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  75,000
                                                                                                   ---------------------
                           Total Liabilities                                                                      75,000

Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
   outstanding                                                                                                       101
  Additional Paid-in Capital                                                                                   1,244,954
  Accumulated Deficit                                                                                         (1,166,048)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                  79,007
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $                154,007
                                                                                                   =====================


                                              See accompanying notes



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                         Condensed Statements of Operations
                             For the Three and Nine Months Ended September 30, 2004 and 2003
                                                    (Unaudited)


                                                         Three             Three            Nine            Nine
                                                         Months            Months           Months          Months
                                                         Ended             Ended            Ended           Ended
                                                     September 30,     September 30,     September 30,   September 30,
                                                          2004              2003             2004            2003

                                                    ----------------  ---------------- ---------------- ----------------
Revenues from Oil and Gas Activities                $         20,066  $         14,858           45,964           36,814
Oil and Gas Producing Expense:
  Production costs                                             4,717             3,784           23,554           11,462
  Depletion                                                    3,212             3,754            8,581            8,994
                                                    ----------------  ---------------- ---------------- ----------------
        Total Oil and Gas Producing Expense                    7,929             7,538           32,135           20,456

          Income/(Loss) from Oil and Gas
                    Activities                                12,137             7,320           13,829           16,358
Other Income/(Expense):
  General and administrative expense                            (913)           (1,292)          (8,005)          (5,910)
  Interest                                                       294               139              294              471
                                                    ----------------  ---------------- ---------------- ----------------
           Total Other Income/(Expense)                         (619)           (1,153)          (7,711)          (5,439)
                                                    ----------------  ---------------- ---------------- ----------------

Net income/(loss) before income tax                           11,518             6,167            6,118           10,919
Provision for income tax                                           0                 0                0                0
                                                    ----------------  ---------------- ---------------- ----------------

Net Income/(Loss)                                   $         11,518  $          6,167            6,118           10,919
                                                    ================  ================ ================ ================


Income/(Loss) per Share                             $           0.03              0.02             0.02             0.02
                                                    ================  ================ ================ ================

Weighted Average Shares                                      404,451          404,451           404,451          404,451
Outstanding
                                                    ================  ===============  ================ ================

                                                  See accompanying notes

                                                             3


                                                 SOURCE ENERGY CORPORATION
                                     Formerly known as Parker Energy Technology, Inc.
                                                  Statements of Cash Flows
                                 For the Three and Nine Months Ended September 30, 2004 and 2003
                                                        (Unaudited)



                                                                      Three           Three            Nine            Nine
                                                                     Months           Months          Months          Months
                                                                      Ended           Ended            Ended           Ended
                                                                  September 30,    September 30,   September 30,   September 30,
                                                                      2004             2003            2004            2003

                                                                 --------------- ---------------- --------------- ---------------
Cash Flows From Operating Activities
Net Income/(loss)                                                $        11,518 $          6,167           6,118          10,919
Adjustments to reconcile net income to net cash
provided by
 operating activities:
    Depreciation and depletion                                             3,755            4,376          10,209          10,859
    (Increase)/decrease in tax refund receivable                          (1,492)            (663)            272             296
    (Increase)/decrease in accounts receivable                            (3,297)          (2,107)         (3,945)         (4,176)
    Increase/(decrease) in current liabilities                                 0              386          (2,887)          1,186
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by/(Used for) Operating                                 10,484            8,159           9,767          19,085
Activities
                                                                 --------------- ---------------- --------------- ---------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                             0                0               0               0
                                                                 --------------- ---------------- --------------- ---------------
Net Cash Provided by Financing Activities                                      0                0               0               0
                                                                 --------------- ---------------- --------------- ---------------

Net Increase/(Decrease) in Cash                                           10,484            8,159           9,767          19,085
Beginning Cash Balance                                                    90,792           76,757          91,509          65,831
                                                                 --------------- ---------------- --------------- ---------------

Ending Cash Balance                                              $       101,276 $         84,916         101,276          849167
                                                                 =============== ================ =============== ===============


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                                -0-              -0-             -0-              -0-


                                                  See accompanying notes


                                                             4

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)


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

     On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, naming Source Energy Corporation, with the intent of disqualifying the Company from the availability of Regulations A and D. The Company has responded to the SEC opposing the complaint. On April 22, 2003 the Court required the SEC to show cuase as to why the case should not be dismissed for failure to prosecute. The SEC failed to file a responsive pleading and on June 3, 2003 the court dismissed the case without prejudice for failure to prosecute the action.

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

                                        SOURCE ENERGY CORPORATION


Date: 11-4-04                           /S/ CRAIG CARPENTER
                                           Craig Carpenter, President



Date: 11-4-04                           /S/ KATHLEEN L. MORRISON
                                          Kathleen L. Morrison, Secretary

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



Dated: 11-4-04                        Signature: /S/ CRAIG CARPENTER
                                               ---------------------------
                                               Craig Carpenter
                                               President and Director

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



Dated: 11-4-04                      Signature: /S/ KATHLEEN L. MORRISON
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Source Energy Corporation, (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Craig Carpenter, President and Director and Kathleen Morrison, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/S/ CRAIG CARPENTER
---------------------
Craig Carpenter
President and Director
Dated this 4TH day of November, 2004.




/S/ KATHLEEN L. MORRISON
--------------------------
Kathleen L. Morrison
Secretary and Director
Dated this 4TH day of November, 2004.