Form 10QSB/A
period 2004-09-30
SOURCE ENERGY CORP /UT/
filed 2004-12-14
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                              September 30, 2004



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                              Condensed Balance Sheet
                                             September 30, 2004
                                                    (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $               101,276
  Accounts receivable                                                                                              7,303
  State Tax Withholding                                                                                            2,199
                                                                                                    --------------------
                          Total Current Assets                                                                   110,778

Property and Equipment
  Equipment                                                                                                       15,951
  Proved oil and gas properties                                                                                  597,353
                                                                                                    --------------------
                      Total Property and Equipment                                                               613,304
              Less: Accumulated Depreciation and Depletion                                                      (577,062)
                                                                                                    --------------------
                       Net Property and Equipment                                                                 36,242
                                                                                                    --------------------
Deferred Tax Asset                                                                                                 6,987
                                                                                                    --------------------
                              Total Assets                                                       $               154,007
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

                                        SOURCE ENERGY CORPORATION


Date: 12-13-04                           /S/ CRAIG CARPENTER
                                           Craig Carpenter, President



Date: 12-13-04                           /S/ KATHLEEN L. MORRISON
                                          Kathleen L. Morrison, Secretary

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



Dated: 12-13-04                        Signature: /S/ CRAIG CARPENTER
                                               ---------------------------
                                               Craig Carpenter
                                               President and Director

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



Dated: 12-13-04                      Signature: /S/ KATHLEEN L. MORRISON
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary and Director

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



/S/ CRAIG CARPENTER
---------------------
Craig Carpenter
President and Director
Dated this 13TH day of December, 2004.




/S/ KATHLEEN L. MORRISON
--------------------------
Kathleen L. Morrison
Secretary and Director
Dated this 13TH day of December, 2004.