Form 10KSB/A
period 2003-12-31
SOURCE ENERGY CORP /UT/
filed 2005-03-09
CIK 1103645

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB\A1

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


     Source has been apprehensive to pursue more active business operations during the past three years because of the litigation resulting from the transaction with T.R. Kraft and Point due to the unforeseeable outcome. Increasing operations would have required additional capital investment that would have been difficult to obtain until resolution of all legal issues. The litigation was resolved by a judgment entered in March 2000. On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, Case No. 2:00CV0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants. Source filed an answer to the Courts complaint and on March 6, 2001 a permanent injunction was entered by the Court against Mr. Kraft and the suit was subsequently dismissed against Source. On April 22, 2003, the Court required the SEC to show cause as to why the case against Source should not be dismissed for failure to prosecute. The SEC failed to file a responsive pleading and on June 3, 2003, the Court dismissed the case without prejudice for failure to prosecute the action. Source was not made aware of this decision until 2004.


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


     There is no contract between the Company and Giant Industries as the current agreement is under a division order. Giant Industries buys crude at a posted price (subject to change every other day) as shipped. The current arrangement can be terminated by either party at any time. The current relationship has been in place in excess of five years. If the relationship was terminated there are multiple crude oil purchasers that could be located with little to no impact on Source.


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

     The remaining 31.22% working interest on the property not owned by Source is as follows: The federal government owns 9.3%; John E. Okason Trust owns 5% and has no other affiliations with Source; and the Company's President Mr. Carpenter owns 16.92%.

     The Company utilizes the office of its President, Craig Carpenter, at no expense.

Item 3.  Legal Proceedings.
---------------------------

     On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, case no. 2:00CV 0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants.

     On May 20, 1997, Source entered into an agreement with Timothy R. Kraft and Point Source Energy ("Point") to engage in the business of distillate fuel systems process plants, and in connection with that transaction issued 12,305,800 shares of common stock to Mr. Kraft.


     Subsequently, Craig Carpenter, a former officer and director of Source and a stockholder, filed a shareholder derivative suit in the United States District Court, District of Utah, Case No. 2:99CV0332K, on May 10, 1999, against Mr. Kraft, Point, and Source alleging that Kraft and Point committed fraud to induce plaintiffs to enter into the original transaction ("Carpenter Suit").

     On March 10, 2000 the District Court issued a judgment and order in the Carpenter Suit rescinding the May 20, 1997 transaction. The judgment states that Source be returned, as nearly as possible, to its status prior to consummation of said transaction. This included canceling 12,305,800 shares of common stock issued in the transaction to Kraft by Source, reinstating Craig Carpenter, Helen
G. Carpenter, and Kathy Morrison as officers and directors of Source, and the return of 182,852 shares of Common Stock from Kraft to Carpenter, which were originally sold directly by Carpenter to Kraft. Craig Carpenter was granted an award against Source in the amount of $75,000 to compensate him for the benefit he conferred on the stockholders of Source by prosecuting the action against Kraft and Point. Source was awarded damages against Kraft in the amount of $225,000 of which the Company has not received any of the funds due nor does it expect to ever be able to collect.


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



     On April 22, 2003 the Court required the SEC to show cause as to why the case against Source should not be dismissed for failure to prosecute. The SEC failed to file a responsive pleading and on June 3, 2003, the Court dismissed the case without prejudice for failure to prosecute the action. Source was not made aware of this decision until 2004.


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

Recent Sales of Unregistered Securities
---------------------------------------


     Source settled its legal cost obligation to Craig Carpenter on April 13, 2000, by issuing to him 200,000 shares of "restricted" common stock to cancel the $15,039 obligation. The legal costs were incurre as a result of the derivative suit as described under the caption "Legal Proceedings" of Item 3 above.

     Also on April 13, 2000, Source issued 12,500 "unregistered" and "restricted" shares to Cletha A. Walstrand and 12,500 shares to MRF Investment & Consulting for the acquisition of Newven Acquisition Corporation. All of Newven's outstanding stock (500,000 shares) was exchanged for 25,000 shares of the Company's "restricted" common stock. Newven's total net assets at the time of the acquisition was $565, which is the value placed on this purchase. The two companies then merged.

     On April 20, 2000, Source issued a total of 75,000 shares of "unregistered" and "restricted" shares of common stock to Cletha A. Walstrand, MRF Investment & Consulting and Paul Hickey for the completion of the Company's Current Report on Form 8-K. These shares were valued at $1,500, which approximates the value assigned to the issuance of shares to purchase Newven.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Critical Accounting Estimates

     There are two primary areas in Source's financial statements which require management to make estimates which may have a material impact on the results of operations and/or the financial condition of the Company, should such estimates require change at some future date. They are proved developed reserves, and the valuation allowance related to the deferred tax asset.

Proved Developed Reserves

     Proved developed reserves are based on a geological report prepared for the Company during the time period when the current operating oil well commenced production. Since that time, the well has been producing for more than twenty years. The Company's depletion method is based on units of production. At the conclusion of 2003, the remaining proved developed reserves was 9,074. At the current rate of production, the Company's original estimates could be exceeded within four years. Alternatively, depending on monthly production amounts and the price of oil, further production could be deemed economically unfeasible prior to the complete utilization of the original estimate. Because management has no way of determining precisely how future events may impact the reserve estimate, Source will continue depleting its oil and gas properties at the existing rate.

Valuation Allowance for Deferred Tax Asset

     Due to significant prior year losses, the Company's accumulated deficit was $1,172,166 on December 31, 2003. More recently, the Company has generated nominal net income amounts from its operations. Because net operating losses can be carried forward to offset future income, a deferred tax asset is calculated to reflect anticipated future tax benefits. The deferred tax asset which would be available to Source based on existing net operating losses available for carry forward is $168,893. However, because management is uncertain as to the continued profitability of its operations, a valuation allowance is estimated to account for this uncertainty. When operations result in net income, the Company offsets a portion of the valuation allowance to account for the current year income tax benefits.



     Source has been apprehensive to pursue more active business operations during the past three years because of the litigation resulting from the transaction with T.R. Kraft and Point due to the unforeseeable outcome. Increasing operations would have required additional capital investment that would have been difficult to obtain until resolution of all legal issues. The litigation was resolved by a judgment entered in March 2000. On September 22, 2000, the Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court, Case No. 2:00CV0757B, naming Source and Timothy R. Kraft, a former officer and director of Source, as defendants. Source filed an answer to the Courts complaint and on March 6, 2001 a permanent injunction was entered by the Court against Mr. Kraft. On April 22, 2003 the Court required the SEC to show cause as to why the case should not be dismissed for failure to prosecute. The SEC failed to file a responsive pleading and on June 3, 2003 the court dismissed the case without prejudice for failure to prosecute the action. Source was not made aware of this decision until 2004.


Results of Operations
---------------------


     For the fiscal year ended December 31, 2003, the Company received total revenues of $46,309 an increase from $39,587 for the previous year. The increase in revenues resulted from an average per barrel price increase of 20% an annual barrel sales volume decrease of 3%.



     Depletion decreased from $11,586 in 2002 to $11,270 in 2003, as a result of the decrease in annual barrel volume of 3%. The Company calculates depletion utilizing the units of production method.


     Total general and administrative costs and expenses increased slightly from $8,331 in 2002 to $8,363 in 2003.


     Production costs increased from $15,590 in 2002 to $17,062 in 2003, attributable to increased costs associated with the operation of the Company's oil well.


     For the fiscal year ended December 31, 2003, the Company realized net income of $9,614 ($0.04 per share) compared to net income of $4,080 ($0.01) per share) in the preceding year.


     When operations result in net income, the Company offsets a portion of the valuation allowance to account for the current year income tax benefits. Management based their evaluation on benefits recognized the past three years, and an estimate of the company's future profitability, based on oil reserves remaining.



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


     The Company's liabilities are short term. They are comprised of nominal trade obligations and the liability to the Company's President of $75,000 as outlined in Item 3, Legal Proceedings. At the present time the Company's President has not made demand for payment of the outstanding debt. Should such demand be made during the next twelve months, the Company has the resources to satisfy the debt in its entirety. Operating cash would be diminished accordingly, but additional cash flows from operations are estimated to be sufficient for current operations even after retiring all of the Company's debts.



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

            Notes to the Consolidated Financial
            Statements

            Unaudited Supplemental Information Concerning Oil and Gas Producing Activities

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)

                          Independent Auditors' Report
                                       and
                              Financial Statements

                                December 31, 2003

                            Source Energy Corporation

                                TABLE OF CONTENTS


                                                                            Page

Independent Auditors' Report                                                  1

Balance Sheet -- December 31, 2003                                            2

Statements of Operations for the Years Ended December 31, 2003 and 2002       3

Statements of Stockholders' Equity for the Years Ended December 31, 2003      4
and 2002

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002       5

Notes to  Financial Statements                                            6 - 10

Unaudited Supplemental Information Concerning Oil and Gas Producing          11
Activities

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


Salt Lake City, Utah
February 26, 2004


                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                                   Balance Sheet
                                                 December 31, 2003

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                      $                  91,509
  Accounts receivable                                                                                                3,358
  Tax refund receivable                                                                                              2,472
                                                                                                    ----------------------
                          Total Current Assets                                                                      97,339

Property and Equipment (Notes 1 & 2)
  Equipment                                                                                                         15,951
  Proved oil and gas properties                                                                                    597,353
                                                                                                    ----------------------
                      Total Property and Equipment                                                                 613,304
              Less: Accumulated Depreciation and Depletion                                                        (566,853)
                                                                                                    ----------------------
                       Net Property and Equipment                                                                   46,451
                                                                                                    ----------------------

  Deferred Tax Asset (Note 1 & 3)                                                                                    6,987
                                                                                                    ----------------------

                              Total Assets                                                       $                 150,777
                                                                                                    ======================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Accrued liabilities                                                                        $
                                                                                                                   2,888
 Other current liability (Note 5)                                                                                 75,000
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  77,888
                                                                                                   ---------------------
                           Total Liabilities                                                                      77,888


Stockholders' Equity (Notes 1)
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 shares
   issued and outstanding                                                                                            101
  Additional Paid-in Capital                                                                                   1,244,954
  Accumulated Deficit                                                                                        (1,172,166)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                  72,889
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $                150,777
                                                                                                   =====================

                 See accompanying notes to financial statements.




                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                              Statements of Operations
                                  For the Years Ended December 31, 2003 and 2002



                                                                                    2003                   2002
Revenues from Oil and Gas Activities                                    $                46,309    $           39,587

Oil and Gas Producing Expense:
  Production costs                                                                       17,062                15,590
  Depletion (Note 2)                                                                     11,270                11,586
                                                                              -----------------       ---------------
                  Total Oil and Gas Producing Expense                                    28,332                27,176

               Income/(Loss) from Oil and Gas Activities                                 17,977                12,411

  General and administrative expense                                                      8,363                 8,331

                                                                              -----------------       ---------------
                   Net Income/(loss) from Operations                                      9,614                 4,080
Other Income/(Expense):
  Interest income                                                                           561                   665
                                                                              -----------------       ---------------
                     Total Other Income/(Expense)                                           561                   665
Net Income/(Loss) before income tax                                                      10,175                 4,745
Income Tax Benefit (Provision) (Notes 1 & 3)                                              6,886                  (100)
Net Income/(Loss)                                                       $                17,061    $            4,645
                                                                              =================       ===============


Profit/(Loss) per Share                                                     $              0.04    $             0.01
                                                                              =================       ===============

Weighted Average Shares Outstanding                                                     404,451               404,451
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





                                                                              Additional                                   Net
                                        Common               Common            Paid-in             Accumulated        Stockholders'
                                        Shares               Stock             Capital               Deficit             Equity
                                    ---------------       ------------      --------------      -----------------     --------------
Balance, December 31, 2001                  404,451                101           1,244,954             (1,193,872)           51,183
Net Income for the Year Ended
December 31, 2001                                                                                           4,645             4,645
Balance, December 31, 2002                  404,451  $             101 $         1,244,954  $          (1,189,227) $         55,828
                                    ---------------       ------------      --------------      -----------------     --------------

Net Income for the Year Ended
December 31, 2003                                                                                          17,061            17,061
Balance, December 31, 2003                  404,451  $             101 $         1,244,954  $          (1,172,166) $         72,889
                                    ===============       ============      ==============      =================      =============








                 See accompanying notes to financial statements.




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002






                                                                                                    2003            2002
Cash Flows Provided by/(Used for) Operating Activities
Net profit/(loss)                                                                        $        17,061     $          4,645
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and depletion                                                                    13,757               13,387
    (Increase)/decrease in accounts receivable                                                      (209)                 677
    (Increase)/decrease in tax refund receivable                                                    (478)                 106
    (Increase)/decrease in deferred tax asset                                                     (6,987)
                                                                                           -------------        -------------
    Increase/(decrease) in current liabilities                                                     2,534                   57
                                                                                           -------------        -------------
Net Cash Provided by Operating Activities                                                         25,678               18,872
                                                                                           -------------        -------------

Cash Flows Provided by/(Used for) Financing Activities
  Purchase of fixed assets                                                                             0               (2,079)
                                                                                           -------------        -------------
Net Cash Provided by Financing Activities                                                              0               (2,079)
                                                                                           -------------        -------------

Net Increase/(Decrease) in Cash                                                                   25,678               16,793
Beginning Cash Balance                                                                            65,831               49,038
                                                                                           -------------        -------------

Ending Cash Balance                                                                      $        91,509     $         65,831
                                                                                           =============        =============


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes                                             $           100  $               100
  Cash paid during the year for interest                                                             -0-                  -0-













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

          (b) Revenue Recognition

          Revenues associated with sales of crude oil are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable.

          (c) Proved Oil and Gas Properties

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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2003

Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  [continued]

          (c) Proved Oil and Gas Properties [continued]

          Effective  January 1, 2003, the company adopted  Financial  Accounting
          Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), in which the fair value of a liability for an asset retirement obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. The company does not believe that there is a liability for asset retirements in excess of salvageable assets, should the company's operating well lose its economic feasibility.

          (d) Property and Equipment

          Equipment is stated at cost. Depreciation is provided using the straight-line and double- declining balance methods over a five year period. Maintenance and repair costs are charged to expense as incurred.

          (e) Income Taxes

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

          (f) Net Income Per Common Share

          In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During the years ended December 31, 2003 and 2002 there were no common share equivalents outstanding.

          (g) Cash and Cash Equivalents

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

          (h) Use of Estimates in Preparation of Financial Statements

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

          Information on capitalized costs relating to oil and gas producing activities is presented below:

                           Proved Oil and Gas Properties                                          $    597,353
                           Accumulated Depletion ($11,270 during 2003 and
                                                            $11,586 during 2002)                      (555,269)
                           Net Capitalized Costs                                                  $     42,084

                  Other Property and Equipment
                           Equipment at cost                                                      $     15,951
                           Accumulated depreciation($2,487 during 2003 and
                                                     $1,801 during 2002)                               (11,583)
                           Net property and equipment                                             $      4,368


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2003

Note 3     INCOME TAXES

          The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2003 have an impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In prior years, the Company has established a valuation allowance for all future deductible temporary differences due to a lack of taxable earnings history. Based on the Company having taxable income the past three years, management reevaluated the valuation allowance and determined a portion may be realizable. Management based this evaluation on benefits recognized the past three years, and an estimate of the company's future profitability, based on estimated oil reserves remaining. Should the company not remain profitable, the benefit from the deferred asset recorded could be lost.


Deferred tax assets                                          Balance              Tax         Rate
-------------------------------------------------------  ----------------  -----------------  ---------------
   Federal loss carryforward (expires through 2020)              $459,584           $156,259  34%
   State loss carryforward (expires through 2015)                $252,673            $12,634  5%
   Valuation allowance                                                             ($161,906)
                                                                           -----------------
        Deferred tax asset                                                            $6,987
                                                                           =================

          The valuation allowance has decreased $18,712 from $180,618 in the prior year. The current year income tax benefit represents an adjustment for future realizable benefits less the minimum franchise tax due to the State of Utah.

          The effective tax rate for continuing operations differs from the statutory tax rate as follows:



                                                                 Years ended December 31,
                                                               2003                 2002
-------------------------------------------------------  -----------------  ---------------------
   Federal Statutory income tax rate                                   15%                    15%
   State income taxes                                                   5%                     5%
   Change in valuation allowance, State and
        Federal                                                      (20%)                  (20%)
                                                         -----------------  ---------------------
        Effective income tax rate                                       0%                     0%
                                                         =================  =====================

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                                December 31, 2003


Note 4    SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

          The Company's primary operations have been located in the geographic region of Grand County, Utah. The accounts receivable of the Company are unsecured. Should the primary customer of the Company, a wholesale oil purchaser, default on its payment, the Company would be required to seek relief as an unsecured creditor. This customer accounts for 100% of the Company's operating revenues for a total of $46,309 and $39,587 for 2003 and 2002, respectively. If the current purchaser of the Company's oil production were to cease to do business with the Company, it is reasonably certain that other purchasers would be readily available in the market place.

Note 5    RELATED-PARTY TRANSACTIONS

          The president of the Company (also a shareholder) is also a 16.9% working interest owner in the Company's lease located in Grand County, Utah.

          The Company has recorded a liability as part of a legal settlement (see Note 6). The $75,000 is due to a shareholder and officer of the Company. The balance is non-interest bearing and payable on demand.

Note 6    LEGAL SETTLEMENT

          On March 10, 2000, a U.S. district court judge rescinded the May 20, 1997 agreement referenced in Note 1, and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. The Court further ordered that the Company pay the plaintiff in the legal action his attorney's fees in the amount of $15,039 and an award of $75,000 to compensate him for the benefit conferred on Source Energy Corporation shareholders in prosecuting this action. The attorney's fees, of $15,039, were paid in 2000; the award of $75,000 is still due and payable. The plaintiff in this case was returned by the Court to the presidency of Source Energy Corporation, a position he held prior to the May 20, 1997 agreement.

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

          On April 22, 2003 the Court required the SEC to show cause as to why the case should not be dismised for failure to prosecute. The SEC failed to file a responsive pleading and on June 3, 2003 the court dismissed the case without prejudice for failure to prosecute the action. The Company was not made aware of this decision until 2004.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Unaudited Supplemental Information
                        Oil and Gas Producing Activities
                                December 31, 2003


         Reserve Quantity Information (Unaudited)

           Proved Developed Reserves:
           Beginning of year                                            11,502
           Production                                                  ( 2,428)
           End of  year                                                  9,074

          Note: The Company has previously drilled two other dry holes on the lease where these proved reserves are located. Since there are no additional known reserves, the Company has not estimated proved undeveloped reserves.


          Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves at December 31, 2003 (Unaudited)

         Future cash inflows *                                      $   264,035
         Future production and development costs*                      ( 63,765)
         Future income tax expenses**
         Future net cash flows                                          200,270

         10% annual discount for estimated timing of cash flows        ( 93,076)

         Standardized measure of discounted future net cash flows   $   107,194


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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

  None; Not Applicable.

Exhibits
--------


EX 31.1 Certification of Craig Carpenter,  the Company's President,  pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Kathleen L. Morrison, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Craig  Carpenter  and Kathleen  Morrison  pursuant to section 906 of the Sarbanes-Oxley Act of 2002



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

                                             SOURCE ENERGY CORPORATION

Date: 3-8-05                                    /S/ CRAIG CARPENTER
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                             SOURCE ENERGY CORPORATION


Date: 3-8-05                                    /S/ CRAIG CARPENTER
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

Date: 3-8-05                                    /S/ KATHLEEN L. MORRISON
     ----------------                           ---------------------------
                                                Kathleen L. Morrison, Secretary
                                                and Director