Form 10QSB/A
period 2004-09-30
SOURCE ENERGY CORP /UT/
filed 2005-03-09
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB\A2

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                               September 30, 2004



                                             SOURCE ENERGY CORPORATION
                                 Formerly known as Parker Energy Technology, Inc.
                                              Condensed Balance Sheet
                                                September 30, 2004
                                                    (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents                                                                     $                101,276
  Accounts receivable                                                                                              7,303
  State Tax Withholding                                                                                            2,199
                                                                                                   ---------------------
                         Total Current Assets                                                                    110,778

Property and Equipment
  Equipment                                                                                                       15,951
  Proved oil and gas properties                                                                                  597,353
                                                                                                   ---------------------
                     Total Property and Equipment                                                                613,304
             Less: Accumulated Depreciation and Depletion                                                       (577,062)
                                                                                                   ---------------------
                      Net Property and Equipment                                                                  36,242
                                                                                                   ---------------------
Deferred Tax Asset                                                                                                 6,987
                                                                                                   =====================
                             Total Assets                                                       $                154,007
                                                                                                   =====================

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



                                                         Three             Three             Nine              Nine
                                                         Months            Months           Months            Months
                                                         Ended             Ended             Ended             Ended
                                                       September         September         September         September
                                                        30, 2004          30, 2003         30, 2004          30, 2003
                                                    ----------------  ---------------- ----------------- -----------------
Revenues from Oil and Gas Activities                $         20,066            14,858            45,964            36,814
Oil and Gas Producing Expense:
  Production costs                                             4,717             3,784            23,554            11,462
  Depletion                                                    3,212             3,754             8,581             8,994
                                                    ----------------  ---------------- ----------------- -----------------
        Total Oil and Gas Producing Expense                    7,929             7,538            32,135            20,456


        Income from Oil and Gas Activities                    12,137             7,320            13,829            16,358

  General and administrative expense                            (913)           (1,292)          (8,005)           (5,910)
                                                    ----------------  ---------------- ----------------- -----------------
     Net Income from Operations                               11,224             6,028             5,824            10,448
Other Income/(Expense):
  Interest                                                       294               139               294               471
                                                    ----------------  ---------------- ----------------- -----------------
           Total Other Income/(Expense)                          294               139               294               471
                                                    ----------------  ---------------- ----------------- -----------------

Net income before income tax                                  11,518             6,167             6,118            10,919
Provision for income tax                                           0                 0                 0                 0
                                                    ----------------  ---------------- ----------------- -----------------

Net Income                                          $         11,518             6,167             6,118            10,919
                                                    ================  ================ ================= =================


Income per Share                                    $           0.03              0.02            0.02              0.03
                                                    ================  ================ ================= =================

Weighted Average Shares                                      404,451          404,451         404,451           404,451
Outstanding
                                                    ================  ================ ================= =================


                             See accompanying notes




                                                 SOURCE ENERGY CORPORATION
                                     Formerly known as Parker Energy Technology, Inc.
                                                  Statements of Cash Flows
                              For the Three Months and Nine Ended September 30, 2004 and 2003
                                                        (Unaudited)



                                                                  Three             Three             Nine              Nine
                                                                 Months            Months            Months            Months
                                                                  Ended             Ended            Ended             Ended
                                                                September         September        September         September
                                                                30, 2004          30, 2003          30, 2004          30, 2003

                                                            ----------------- ----------------- ----------------  ----------------
Cash Flows From Operating Activities
Net Income/(loss)                                           $               0                 0                0                 0
Adjustments to reconcile net income to net
cash provided by
 operating activities:
    Depreciation and depletion                                          3,755             4,376           10,209            10,859
    (Increase)/decrease in tax refund receivable                       (1,492)             (663)             272               296
    (Increase)/decrease in accounts receivable                         (3,297)           (2,107)          (3,945)           (4,176)
    Increase/(decrease) in current liabilities                              0               386           (2,887)            1,186
                                                            ----------------- ----------------- ----------------  ----------------
Net Cash Provided by/(Used for) Operating                            (1,034)             1,992             3,649             8,166
Activities
                                                            ----------------- ----------------- ----------------  ----------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                                          0                 0                0                 0
                                                            ----------------- ----------------- ----------------  ----------------
Net Cash Provided by Financing Activities                                   0                 0                0                 0
                                                            ----------------- ----------------- ----------------  ----------------

Net Increase/(Decrease) in Cash                                        (1,034)            1,992            3,649             8,166
Beginning Cash Balance                                                 90,792            76,757           91,509            65,831
                                                            ----------------- ----------------- ----------------  ----------------

Ending Cash Balance                                         $          89,758            78,749           95,158            73,997
                                                            ================= ================= ================  ================


Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes                            -0-              -0-             -0-               -0-



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

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation

     Resources have not been sufficient to embark on new drilling activity on our existing lease or to acquire and develop any other oil and gas properties. Consequently, we intend to seek additional debt or equity financing over the next year to fund expansion of our operations. However, there can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. If we do find financing, there is no assurance that we will succeed in expanding our operations or remain profitable.

     For the three and nine month periods ended September 30, 2004, the Company received total revenues of $20,066 and $45,964 an increase from $14,858 and $36,814 for the same respective period of the previous year. The increase in revenues resulted from an average per barrel price increase of 20% an annual barrel sales volume decrease of 3%.

     Depletion decreased from $3,754 for the three months ended September 30, 2003 to $3,212 in 2004 and decreased from $8,994 to $8,581 for the nine month periods ended September 30, 2003 and 2004. The decrease was a result of the decrease in annual barrel volume of 3%. The Company calculates depletion utilizing the units of production method.

     Total general and administrative costs and expenses decreased slightly for the three month period of $1,292 in 2003 to $913 in 2004 while increasing for the nine months ended September 30, 2004 at $8,005 from $5,910 for the same period in 2003. This increase was primarily due to non-recurring legal fees insured during 2004.

     Production costs for the three months ended September 30, 2004 increased from $3,784 in 2003 to $4,717 in 2004. For the nine months ended production costs increased from $11,462 to $23,554 attributable to increased costs associated with the operation and repair of the rods and tubing of the Company's oil well.

     For the three and nine months ended September 30, 2004, the Company realized net income of $11,518 ($0.03 per share) and $6,118 ($0.02 per share) compared to net income of $6,167 ($0.02 per share) and $10,919 ($0.03 per share) for the same periods of the preceding year.

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

     The Company's liabilities are short term. They are comprised of nominal trade obligations and the liability to the Company's president of $75,000 as outlined in Company's Annual Report on Form 10-KSB. At the present time the Company's president has not made demand for payment of the outstanding debt. Should such demand be made during the next twelve months, the Company has the resources to satisfy the debt in its entirety. Operating cash would be diminished accordingly, but additional cash flows from operations are estimated to be sufficient for current operations even after retiring all of the Company's debts.

     For additional information see the Company's amended 10-KSB for the year ended December 31, 2003, as filed with Securities and Exchange Commission.



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

                                        SOURCE ENERGY CORPORATION


Date: 3-8-05                           /S/ CRAIG CARPENTER
                                           Craig Carpenter, President



Date: 3-8-05                           /S/ KATHLEEN L. MORRISON
                                          Kathleen L. Morrison, Secretary