Form 10KSB
period 2004-12-31
SOURCE ENERGY CORP /UT/
filed 2005-03-25
CIK 1103645

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III Item 13 of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2004 - $64,618.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 15, 2004 - $88,926. There are approximately 104,619 shares of common voting stock of the Registrant held by non-affiliates. On March 1, 2005 the average bid price was $0.85.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

     None; Not Applicable.


                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 1, 2005

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

     On April 13, 2000, Source Energy Corporation, a Utah corporation ("Source") acquired Newven Acquisition Corporation, a Nevada corporation ("Newven") through a stock for stock exchange. Immediately following the exchange, Source and Newven entered into a Plan of Merger pursuant to which Newven was merged with and into Source. See the exhibit index for the Current Report on Form 8-K as filed with the Securities and Exchange Commission.

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

     As a result of these circumstances, operations were limited in the past four years to maintaining production from our one producing oil well in Grand County. Revenue from oil production in 2004 and 2003 was $64,618 and $46,309, respectively. The decrease in revenue from fiscal year 2001 to fiscal year 2002 is attributable primarily to falling oil prices.

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

     On November 17, 2004, the Company entered into an Asset Purchase Agreement ("Agreement") with Energytec, Inc. ("Energytec"), a Nevada corporation. Pursuant to the Agreement, the Company was to acquire certain oil and gas and related assets of Energytec valued at $21,844,351 as of September 30, 2004 (unaudited) for approximately 30,861,620 shares of the Company's common stock and assumption of approximately $4,125,014 in liabilities. Accordingly, the Company filed a Form S-4 registration statement with the SEC on December 15, 2004. On January 26, 2005, Energytec presented the Company with a written notice for termination of the Agreement. The Company believes that this was a wrongful termination and is currently considering its options with respect to the Agreement. As the outcome of the matter is uncertain, the financial statements do not reflect the effects of this transaction.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None; Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Equity Compensation Plans
-------------------------

     None; Not applicable.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchasers
----------

     None; Not applicable.


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

     The high and low bid prices for these shares of common stock of the Company since that period are as follows:

                                                 Bid

Fiscal Year ending:                     High                Low
------------------                      ----                ---

December 31, 2000                      $2.75                $2.50

December 31, 2001                      $0.45                $0.32

December 31, 2002                      $0.24                $0.19

December 31, 2003                      $0.26                $0.21

December 31, 2004                      $5.20                $0.22

     These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders
-------

     The number of record holders of the Company's common stock as of the year ended December 31, 2004, was approximately 2,984; this number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Recent Sales of Unregistered Securities
---------------------------------------

     Source settled its legal cost obligation to Craig Carpenter on April 13, 2000, by issuing to him 200,000 shares of "restricted" common stock to cancel the $15,039 obligation. The legal costs were incurred as a result of the derivative suit as described under the caption "Legal Proceedings" of Item 3 above.

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

Proved Developed Reserves

     Proved developed reserves are based on a geological report prepared for the Company during the time period when the current operating oil well commenced production. Since that time, the well has been producing for more than twenty years. The Company's depletion method is based on units of production. At the conclusion of 2004, the remaining proved developed reserves was 6,617. At the current rate of production, the Company's original estimates could be exceeded within four years. Alternatively, depending on monthly production amounts and the price of oil, further production could be deemed economically unfeasible prior to the complete utilization of the original estimate. Because management has no way of determining precisely how future events may impact the reserve estimate, Source will continue depleting its oil and gas properties at the existing rate.

Valuation Allowance for Deferred Tax Asset

     Due to significant prior year losses, the Company's accumulated deficit was $1,168,565 on December 31, 2004. More recently, the Company has generated nominal net income amounts from its operations. Because net operating losses can be carried forward to offset future income, a deferred tax asset is calculated to reflect anticipated future tax benefits. The deferred tax asset which would be available to Source based on existing net operating losses available for carry forward is $149,722. However, because management is uncertain as to the continued profitability of its operations, a valuation allowance is estimated to account for this uncertainty. When operations result in net income, the Company offsets a portion of the valuation allowance to account for the current year income tax benefits.

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

Results of Operations
---------------------

     For the fiscal year ended December 31, 2004, the Company received total revenues of $64,618 an increase from $46,309 for the previous year. The increase in revenues resulted from an average per barrel price increased of 39% an annual barrel sales volume increase of 3%.

     Depletion increased from $11,270 in 2003 to $11,402 in 2004, as a result of the increase in annual barrel volume of 1%. The Company calculates depletion utilizing the units of production method.

     Total general and administrative costs and expenses increased from $8,363 in 2003 to $29,131 in 2004. This increased is attributed to incurring additional legal expenses in connection with the Energytec transaction that has subsequently been terminated.

     Production costs increased from $17,062 in 2003 to $18,536 in 2004, attributable to increased costs associated with the operation of the Company's oil well.

     For the fiscal year ended December 31, 2004, the Company realized net income of $3,601 ($0.01 per share) compared to net income of $17,061 ($0.04 per share) in the preceding year.

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

            Financial Statements for the years ended December 31, 2004 and 2003

            Report of Independent Certified Public
            Accountants

            Balance Sheet
            Statements of Operations

            Statements of Stockholders' Equity

            Statements of Cash Flows

            Notes to the Consolidated Financial
            Statements

            Unaudited Supplemental Information Concerning Oil and Gas Producing Activities

                            SOURCE ENERGY CORPORATION
               [Formerly known as Parker Energy Technology, Inc.]

             Report of Independent Registered Public Accounting Firm
                            and Financial Statements

                                December 31, 2004




                            SOURCE ENERGY CORPORATION
               [Formerly known as Parker Energy Technology, Inc.]

                                TABLE OF CONTENTS



                                                                                   Page

Report of Independent Registered Public Accounting Firm ........................    1

Balance Sheet - December 31, 2004 ..............................................    2

Statements of Operations for the Years Ended December 31, 2004 and 2003 ........    3

Statement of Stockholders' Equity for the Years Ended December 31, 2004 and 2003    4

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 ........    5

Notes to Financial Statements ..................................................   6 - 11

Unaudited Supplemental Information Concerning Oil and Gas Producing Activities .   12


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Source Energy Corporation

We have audited the accompanying balance sheet of Source Energy Corporation, formerly known as Parker Energy Technology, Inc., as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Energy Corporation, formerly known as Parker Energy Technology, Inc., as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.



Mantyla McReynolds
Salt Lake City, Utah
March 15, 2005


                            Source Energy Corporation
                Formerly known as Parker Energy Technology, Inc.
                                  Balance Sheet
                                December 31, 2004



                           ASSETS


 Current Assets

      Cash and cash equivalents ..........................   $   102,083
      Accounts receivable ................................         7,190
      Tax refund receivable ..............................         2,959
                                                             -----------
 Total Current Assets ....................................       112,232
                                                             ===========

 Property and Equipment (Notes 1 & 2)

      Equipment ..........................................        28,633
      Proved oil and gas properties ......................       597,353
                                                             -----------
      Total Property and Equipment .......................       625,986

      Less: Accumulated Depreciation and Depletion .......      (581,693)
                                                             -----------
 Net Property and Equipment ..............................        44,293


 Deferred Tax Asset (Notes 1 & 3) ........................         4,716
                                                             -----------

 Total Assets ............................................   $   161,241
                                                             ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
 Current Liabilities
      Accrued liabilities ................................   $     9,751
      Other current liability - related party (Note 5) ...        75,000
                                                             -----------
 Total Current Liabilities ...............................        84,751
                                                             -----------
 Total Liabilities .......................................        84,751

 Stockholders' Equity (Note 1)

      Capital Stock -- 200,000,000 shares authorized having
         a par value of $.00025 per share; 404,451 shares
         issued and outstanding ..........................           101
      Additional Paid-in Capital .........................     1,244,954
      Accumulated Deficit ................................    (1,168,565)
                                                             -----------
 Total Stockholders' Equity ..............................        76,490
                                                             -----------
 Total Liabilities and Stockholders' Equity ..............   $   161,241
                                                             -----------



                 See accompanying notes to financial statements


                            Source Energy Corporation
                Formerly known as Parker Energy Technology, Inc.
                             Statement of Operations
                 For the Years Ended December 31, 2004 and 2003

                                                           2004               2003
                                                     ----------------   ----------------

 Revenues from Oil and Gas Activities                       $ 64,618           $ 46,309

 Oil and Gas Producing Expense:
       Production costs                                       18,536             17,062
       Depletion (Note 2)                                     11,402             11,270
                                                     ----------------   ----------------
 Total Oil and Gas Producing Expense                          29,938             28,332
                                                     ----------------   ----------------

 Income from Oil and Gas Activities                           34,680             17,977

 General and administrative expense                           29,131              8,363
                                                     ----------------   ----------------

 Net Income from Operations                                    5,549              9,614

 Other Income/(Expense):
       Interest income                                           423                561
                                                     ----------------   ----------------
                                                     ----------------   ----------------
 Total Other Income/(Expense)                                    423                561
                                                     ----------------   ----------------

 Net Income before income tax                                  5,972             10,175

 Income Tax Benefit (Provision) (Notes 1 & 3)                 (2,371)             6,886
                                                     ----------------   ----------------

 Net Income                                                  $ 3,601           $ 17,061
                                                     ================   ================

 Earnings per Share                                           $ 0.01             $ 0.04
                                                     ================   ================

 Weighted Average Shares Outstanding                         404,451            404,451
                                                     ================   ================


                            Source Energy Corporation
                Formerly known as Parker Energy Technology, Inc.
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 2004 and 2003

                                                                                                              Net
                                  Common                          Additional Paid        Accumulated     Stockholders'
                                  Shares        Common Stock        in Capital            Deficit           Equity
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002       404,451        $       101        $ 1,244,954          $(1,189,227)   $    55,828

Net income for the period
ended December 31, 2003 ..             -                  -                                  17,061         17,061
                              -------------    ---------------     --------------        ------------   ------------
Balance, December 31, 2003       404,451                101          1,244,954           (1,172,166)        72,889
                              -------------    ---------------     --------------        ------------   ------------
Net income for the period
ended December 31, 2004 ..             -                  -                                   3,601          3,601
                              -------------    ---------------     --------------       -------------
Balance, December 31, 2004       404,451        $       101        $ 1,244,954          $(1,168,565)   $    76,490
                              =============    ===============     ==============       =============  =============




                            Source Energy Corporation
                Formerly known as Parker Energy Technology, Inc.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2004 and 2003

                                                                  2004                    2003
                                                           -------------------     ------------------
 Cash Flows From Operating Activities
      Net Income                                                      $ 3,601               $ 17,061
      Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and depletion                                       14,840                 13,757
      (Increase)/decrease in accounts receivable                       (3,832)                  (209)
      (Increase)/decrease in tax refund receivable                       (487)                  (478)
      (Increase)/decrease in deferred tax asset                         2,271                 (6,987)
      Increase/(decrease) in current liabilities                        6,863                  2,534
                                                           -------------------     ------------------
 Net Cash From Operating Activities                                    23,256                 25,678
 Cash Flows From Investing Activities
      Purchase of fixed assets                                        (12,682)                     -
                                                           -------------------     ------------------
 Net Cash From Investing Activities                                   (12,682)                     -
 Cash Flows From Financing Activities                                       -                      -
 Net Increase in Cash                                                  10,574                 25,678
 Beginning Cash Balance                                                91,509                 65,831
                                                           -------------------     ------------------
                                                           -------------------     ------------------
 Ending Cash Balance                                                $ 102,083               $ 91,509
                                                           ===================     ==================

 Supplemental Disclosures
      Income taxes paid                                                 $ 100                  $ 100
      Interest paid                                                       $ -                    $ -



                            Source Energy Corporation
                Formerly known as Parker Energy Technology, Inc.
                        Notes to the Financial Statements
                                December 31, 2004


Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Organization

The Company was originally incorporated under the name Exit, Inc. in accordance with the laws of the State of Utah on January 30, 1981. In April of 1984, the Company changed its name to Parker Energy Technology, Inc. From its inception until May 20, 1997, the Company had been in the business of oil and gas exploration and production activities. Currently, the Company has one producing well, located in Grand County, Utah. On May 20, 1997, the Company effected a reverse split of its outstanding shares from 81,637,100 to 1,632,742. Simultaneous thereto, the Company entered into an agreement with an individual to engage in the business of distillate fuel systems process plants and changed its name to Source Energy Corporation (Source). On March 10, 2000 a U.S. district court judge rescinded the May 20, 1997 agreement and ordered that the Company be returned, as nearly as possible, to its status prior to consummation of said agreement. This included canceling 12,305,800 shares of common stock issued in the transaction. As nearly as possible, these financial statements have been prepared in accordance with the court's order.

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies.

(b)  Revenue Recognition

Revenues associated with sales of crude oil and gas are recorded when title passes to the customer, net of royalties, discounts and allowances, as applicable.

(c)  Accounts Receivable

Accounts receivable are stated at amounts owed to the Company from its customer (see Note 4). Based on historical experience with its customer, the Company's management does not consider an allowance for doubtful accounts to be necessary.

(d)  Proved Oil and Gas Properties

The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. This method of accounting requires the capitalization of exploration and development activities related to the discovery of producing properties and the expensing of costs related to the discovery of unsuccessful exploration efforts.

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(d)  Proved Oil and Gas Properties [continued]

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

(e)  Property and Equipment

Equipment is stated at cost. Depreciation is provided using the straight-line and double-declining balance methods over a five year period. Maintenance and repair costs are charged to expense as incurred.

(f)  Income Taxes

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

(g)      Net Income Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During the years ended December 31, 2004 and 2003 there were no common share equivalents outstanding.

Note 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

(h)  Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank and in its money market account to be cash.

(i)  Use of Estimates in Preparation of Financial Statements

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

Information on capitalized costs relating to oil and gas producing activities is presented below:

 Proved Oil and Gas Properties                                               $          597,353
 Accumulated Depletion ($11,402 during 2004 and $11,270 during 2003)                   (566,670)
                                                                            --------------------
 Net Capitalized Costs                                                       $           30,683
                                                                            ====================


Other Property and Equipment

 Equipment at Cost                                                           $           28,633
 Accumulated Depreciation ($3,440 during 2004 and $2,487 during 2003)                   (15,023)
                                                                            --------------------
 Net Property and Equipment                                                  $           13,610
                                                                            ====================

Note 3   INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2004 have an impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In prior years, the Company has established a valuation allowance for all future deductible temporary differences due to a lack of taxable earnings history. Based on the Company having taxable income the past four years, management reevaluated the valuation allowance and determined a portion may be realizable. Management based this evaluation on benefits recognized during the past four years, and an estimate of the Company's future profitability, based on estimated oil reserves remaining. Should the Company not remain profitable, the benefit from the deferred asset recorded could be lost.

 Deferred Tax Asset                                   Balance      Rate        Tax

 Federal loss carryforward (expires through 2020)      $ 404,065  various     $137,382
 State loss carryforward (expires through 2015)        $ 246,801    5%          12,340
 Valuation allowance                                                          (145,006)

       Deferred tax asset                                                      $ 4,716



The valuation allowance has decreased $16,900 from $161,906 in the prior year. The deferred tax asset decreased $2,271 from $6,987 in the prior year. The current year income tax provision represents an adjustment for future realizable benefits less the minimum franchise tax due to the State of Utah.

The effective tax rate for continuing operations differs from the statutory tax rate as follows:

                                                     Years ended December 31,
                                                      2004             2003
                                                  -------------    -------------
 Federal Statutory income tax rate                         15%              15%
 State income taxes                                         5%               5%

 Change in valuation allowance, Federal and State         -20%             -20%

 Effective income tax rate                                  0%               0%
                                                  =============    =============


Note 4   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The Company's primary operations have been located in the geographic region of Grand County, Utah. The accounts receivable of the Company are unsecured. Should the primary customer of the Company, a wholesale oil purchaser, default on its payment, the Company would be required to seek relief as an unsecured creditor. This customer accounts for 100% of the company's operating revenues for a total of $64,618 and $46,309 for 2004 and 2003, respectively. If the current purchaser of the Company's oil production were to cease to do business with the Company, it is reasonably certain that other purchasers would be readily available in the market place.

The Company has cash in excess of FDIC federally insured limits ($100,000 per bank institution) in the amount of $2,083 as of December 31, 2004. The Company's Management does not believe that this involves any significant risk.

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

Note 7   ACQUISITION / MERGER

On April 13, 2000, the Company acquired Newven Acquisition Corporation, A Nevada Corporation ("Newven"), through a stock for stock exchange. Immediately following the exchange, the Company and Newven entered into a Plan of Merger pursuant to which Newven was merged with the Company. All of Newven's outstanding stock (500,000 shares) was exchanged for 25,000 shares of the Company's restricted common stock. Newven's assets at the time of the merger were $565 in cash; there were no liabilities. The acquisition has been accounted for as a purchase. Newven has had minimal operations; all activity has been combined and presented since the acquisition date.

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

Note 9   CURRENT AND SUBSEQUENT EVENTS

On November 17, 2004, the Company entered into an Asset Purchase Agreement ("Agreement") with Energytec, Inc. ("Energytec"), a Nevada corporation. Pursuant to the Agreement, the Company was to acquire certain oil and gas and related assets of Energytec valued at $21,844,351 as of September 30, 2004 (unaudited) for approximately 30,861,620 shares of the Company's common stock and assumption of approximately $4,125,014 in liabilities. Accordingly, the Company filed a Form S-4 registration statement with the SEC on December 15, 2004. On January 26, 2005, Energytec presented the Company with a written notice for termination of the Agreement. The Company believes that this was a wrongful termination and is currently considering its options with respect to the Agreement. As the outcome of the matter is uncertain, the financial statements do not reflect the effects of this transaction.


                            Source Energy Corporation
                Formerly known as Parker Energy Technology, Inc.
      Unaudited Supplemental Information - Oil and Gas Producing Activities
                                December 31, 2004

                    Reserve Quantity Information (Unaudited)

 Proved Developed Reserves:

        Beginning of year     9,074
        Production .......   (2,457)
                             ------
        End of  year .....    6,617
                             ======


Note: The Company has previously drilled two other dry holes on the lease where these proved reserves are located. Since there are no additional known reserves, the Company has not estimated proved undeveloped reserves.


  Standardized Measure of Discounted Future Net Cash Flows and Changes Therein
    Relating to Proved Oil and Gas Reserves at December 31, 2004 (Unaudited)

Future cash inflows * ..................................   $ 183,291

Future production and development costs* ...............     (49,892)

Future income tax expenses** ...........................        --
                                                           ---------
Future net cash flows ..................................     133,399

10% annual discount for estimated timing of cash flows .     (53,642)

Standardized measure of discounted future net cash flows   $  79,757
                                                           =========


Note: There have been no principal sources of change for the year ended December 31, 2004.


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

Business Experience
-------------------

     Craig Carpenter, Director and President, age 61 was born and raised in Salt Lake City, Utah, where he attended East High School. Aside from his involvement in Source, Mr. Carpenter has been retired for the past eight years.

     Helen G. Carpenter, Director and Vice President, age 54, recently retired after 30 years at US West Communications. The last position she held at US West was Manager of Computer Operations.

     Kathleen L. Morrison, Director and Secretary, age 48, has spent the past nine years as the office manger for two entities. For seven years, she was the editor of "Super Group," a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

     The directors of Source hold no other directorship in any other reporting company, except for Kathleen L. Morrison who has served since March 1999 to March 2005 as a director and secretary of Cardiff International, a Colorado corporation and from May 2001 to September 2003 as secretary/treasurer and director of Brenex Oil Corporation, a Utah Corporation. All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Committees
----------

     There are no established committees. Since there is not currently an audit committee the Company has not sought out a financial expert to serve.

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

Item 10. Executive Compensation.
-------------------------------

Cash Compensation
-----------------

     None of the current Officers and Directors received any compensation during the year ended December 31, 2004.

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

     Subequent to the date of this report the Energytec transaction was terminated and no change of control took place.

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

Exhibits
--------

EX 31.1 Certification of Craig Carpenter,  the Company's President,  pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Kathleen L. Morrison, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Craig  Carpenter  and Kathleen  Morrison  pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

The Following is a summary of the fees billed to Source Energy by its principal accountants during the fiscal years ended December 31, 2003 and 2002:

        Fee category                            2004            2003
        ------------                            ----            ----

        Audit fees                            $ 2,500         $ 2,750

        Audited-related fees                  $ 3,606         $ 1,535

        Tax fees                              $   325         $     0

        All other fees                        $    75         $     0
                                                -----           -----
        Total fees                            $ 6,506         $ 4,285

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of Source Energy's annual financial statements and review of the financial statements included in Source Energy's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOURCE ENERGY CORPORATION

Date: 3-__-05                                    /S/ CRAIG CARPENTER
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

     In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                             SOURCE ENERGY CORPORATION


Date: 3-24-05                                    /S/ CRAIG CARPENTER
     ----------------                           ---------------------------
                                                Craig Carpenter, President and
                                                Director

Date: 3-24-05                                    /S/ KATHLEEN L. MORRISON
     ----------------                           ---------------------------
                                                Kathleen L. Morrison, Secretary
                                                and Director