Form 10QSB
period 2005-03-31
SOURCE ENERGY CORP /UT/
filed 2005-05-04
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                 March 31, 2005



                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                             Condensed Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                                      ASSETS

Current Assets
  Cash and cash equivalents ................................................   $   103,076
  Accounts receivable ......................................................        12,750
  State tax withheld .......................................................         3,589
                                                                               -----------
                          Total Current Assets .............................       119,415

Property and Equipment
  Equipment ................................................................        28,633
  Proved oil and gas properties ............................................       597,353
                                                                               -----------
                      Total Property and Equipment .........................       625,986
              Less: Accumulated Depreciation and Depletion .................      (585,215)
                                                                               -----------
                       Net Property and Equipment ..........................        40,771
                                                                               -----------
Deferred Tax Asset .........................................................         4,716
                                                                               -----------
                              Total Assets .................................   $   164,902
                                                                               ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
 Other Current Liability - Related Party....................................        75,000
 Accounts Payable .......................................................... $       6,828
                                                                               -----------
                       Total Current Liabilities ...........................        81,828
                                                                               -----------
                           Total Liabilities ...............................        81,828

Stockholders' Equity
  Capital Stock - 200,000,000 shares authorized having a par
    value of $.00025 per share; 404,451 issued and outstanding .............           101
  Additional Paid-in Capital ...............................................     1,244,954
  Accumulated Deficit ......................................................    (1,161,981)
                                                                               -----------
                      Total Stockholders' Equity ...........................        83,074
                                                                               -----------
              Total Liabilities and Stockholders' Equity ...................   $   164,902
                                                                               ===========

            See accompanying notes to condensed financial statements



                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                       Condensed Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                             Three Months    Three Months
                                                 Ended           Ended
                                            March 31, 2005   March 31, 2004
                                             -------------  ------------
Revenues from Oil and Gas Activities ........   $  17,668    $   8,072
Oil and Gas Producing Expense:
  Production costs ..........................       3,855       15,430
  Depletion .................................       2,431        1,768
                                                ---------    ---------
          Total Oil and Gas Producing Expense       6,286       17,198

Income/(Loss) from Oil and Gas ..............      11,382       (9,126)
Activities
Other Income/(Expense):
  General and administrative expense ........      (4,865)      (3,543)
  Interest ..................................          67         --
                                                ---------    ---------
             Total Other Income/(Expense) ...      (4,798)      (3,543)
                                                ---------    ---------

Net income/(loss) before income tax .........       6,584      (12,669)
Provision for income tax ....................         -0-          -0-
                                                ---------    ---------

Net Income/(Loss) ...........................   $   6,584    $ (12,669)
                                                =========    =========


   Income/(Loss) per Share ..................   $    0.02    $   (0.03)
                                                =========    =========
   Weighted Average Shares Outstanding ......     404,451      404,451
                                                =========    =========





            See accompanying notes to condensed financial statements



                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                       Condensed Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                                         Three Months   Three Months
                                                                                            Ended          Ended
                                                                                        March 31, 2005  March 31, 2004
                                                                                            ---------    ---------
Cash Flows From Operating Activities
Net Income/(loss) .......................................................................   $   6,584    $ (12,669)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and depletion ..........................................................       3,522        2,311
    (Increase)/decrease in accounts receivable ..........................................      (5,560)        (505)
    (Increase)/decrease in tax refund receivable ........................................        (630)        (212)
    Increase/(decrease) in current liabilities ..........................................      (2,923)      (2,887)
                                                                                            ---------    ---------
Net Cash Provided by/(Used for) Operating ...............................................         993      (13,962)
Activities
                                                                                            ---------    ---------

Cash Flows From Financing Activities
  Proceeds from issuance of shares ......................................................         -0-          -0-
                                                                                            ---------    ---------
Net Cash Provided by Financing Activities ...............................................         -0-          -0-
                                                                                            ---------    ---------

Net Increase/(Decrease) in Cash .........................................................         993      (13,962)
Beginning Cash Balance ..................................................................     102,083       91,508
                                                                                            ---------    ---------

Ending Cash Balance .....................................................................   $ 103,076    $  77,546
                                                                                            =========    =========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for income taxes ..........................................         -0-          -0-
  Cash paid during the period for interest ..............................................         -0-          -0-








            See accompanying notes to condensed financial statements

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Note 1   PRELIMINARY NOTE


          The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2005, and our results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2004.


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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Note 4    REVERSE SPLIT OF COMMON SHARES

          The Company effected a 1 for 40 reverse split, which became effective April 10, 2000.


Note 5    SUBSEQUENT EVENT

          On December 15, 2004, the Company filed a Form S-4 registration statement with the SEC which set forth the terms of an asset purchase agreement with Energytec, Inc. ("Energytec"), a Nevada corporation. Both parties were subsequently released from the agreement. In April 2005, the Company received $25,000 from Energytec to cover the legal, professional, and other costs related to the agreement.

Item 2. Management's Discussion and Analysis of Financial
Condition or Plan of Operation

     On or about April 14, 2005 Source Energy and Energytec, Inc. ("Energytec"), a Nevada corporation, executed a mutual release regarding the termination of the asset purchase agreement as set forth on the December 15, 2004 Registration Statement on Form S-4 which had been subsequently withdrawn.

     Except as otherwise discussed under the Section Reports on Form 8-K hereinafter, the following discussion is as of the date of this Quarterly Report ended March 31, 2005. See Reports on Current Reports on Form 8-K below.

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

     For the three months ended March 31, 2005, the Company received total revenues of $17,668, an increase from $8,072 in the previous year. The causes of this increase in revenues include an average per barrel price increase of 59% and an increase in barrel sales volume of 38%.

     Total general and administrative costs and expenses increased slightly for the three month period of $3,543 in 2004 to $4,865 in 2005.

     Production costs decreased from $15,430 in 2004 to $3,855 in 2005, attributable to costs incurred in the prior year associated with the re-working of the Company's oil well.

     For the three months ended March 31, 2005, the Company realized net income of $6,584 ($0.02 per share) compared to net loss of $(12,669) ($0.03 per share loss) for the same period of the preceding year.

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

EXHIBITS:

EX 31.1 Certification of Craig Carpenter,  the Company's President,  pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Kathleen L. Morrison, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Craig  Carpenter  and Kathleen  Morrison  pursuant to section 906 of the Sarbanes-Oxley Act of 2002


REPORTS ON FORM 8-K:

     Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 22, 2005 and is incorporated herein by this reference.

     The following is an excerpt from the Item 99.1 disclosure contained in the in Current Report on Form 8-K:

     Source Energy Corporation announced the execution of a Letter of Intent to acquire Vista.com, Inc., a Washington corporation ("Vista").

     Source Energy and Vista have entered into a non-binding agreement regarding the acquisition of Vista and have agreed to negotiate the terms of a definitive acquisition agreement. Pending the approval of the definitive acquisition agreement by the Boards of Directors of Source Energy and Vista and Vista shareholder approval for the transaction, Source Energy will acquire Vista in a merger, by exchanging one share of Source Energy common stock for each share of Vista common stock outstanding at the time of the merger and assuming all of Vista's outstanding options, warrants and convertible securities. Vista presently has outstanding approximately 10,550,000 shares of common stock and 2,800,000 options, warrants and convertible securities.

     Upon completion of the merger, Vista will operate as a wholly-owned subsidiary of Source Energy. The new company will be led by the management team and board of directors from Vista. Other executive management positions and members of the board of directors may be designated prior to the closing of the transaction. If the parties enter into the definitive acquisition agreement, the merger will be subject to the completion of due diligence and other customary closing conditions. There is no assurance this transaction will be completed.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOURCE ENERGY CORPORATION


Date: 5-2-05                               /S/ CRAIG CARPENTER
                                           Craig Carpenter, President



Date: 5-2-05                               /S/ KATHLEEN L. MORRISON
                                           Kathleen L. Morrison, Secretary