Form 10QSB
period 2005-06-30
SOURCE ENERGY CORP /UT/
filed 2005-07-11
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                   PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:


Check whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                                  June 30, 2005




                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                             Condensed Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash and cash equivalents .....................................   $   143,551
  Accounts receivable ...........................................         6,761
  State Tax Withholding .........................................         2,027
                                                                    -----------
                   Total Current Assets .........................       152,339

Property and Equipment
  Equipment .....................................................        28,633
  Proved oil and gas properties .................................       597,353
                                                                    -----------
               Total Property and Equipment .....................       625,986
       Less: Accumulated Depreciation and Depletion .............      (589,140)
                                                                    -----------
                Net Property and Equipment ......................        36,846
                                                                    -----------
Deferred Tax Asset ..............................................         4,715
                                                                    -----------
                       Total Assets .............................   $   193,900
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Accounts payable ..............................................   $       524
                                                                    -----------
  Judgement payable .............................................        75,000
                                                                    -----------
                 Total Current Liabilities ......................        75,524
                                                                    -----------
                     Total Liabilities ..........................        75,524

Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
   outstanding ..................................................           101
  Additional Paid-in Capital ....................................     1,244,954
  Accumulated Deficit ...........................................    (1,126,679)
                                                                    -----------
                Total Stockholders' Equity ......................       118,376
                                                                    -----------
        Total Liabilities and Stockholders' Equity ..............   $   193,900
                                                                    ===========

            See accompanying notes to condensed financial statements.
                                        2


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                       Condensed Statements of Operations
            For the Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                               Three         Three          Six           Six
                                              Months        Months         Months        Months
                                               Ended         Ended         Ended         Ended
                                             June 30,      June 30,       June 30,      June 30,
                                               2005          2004           2005          2004
                                           ------------- -------------  ------------ --------------
Revenues from Oil and Gas Activities       $      20,890 $      17,827  $     38,558 $       25,899
Oil and Gas Producing Expense:
  Production costs                                 4,532         3,408         8,388         18,838
  Depletion                                        2,835         3,601         5,266          5,370
                                           ------------- -------------  ------------ --------------
    Total Oil and Gas Producing Expense            7,367         7,009        13,654         24,208

      Income/(Loss) from Oil and Gas
                Activities                        13,523        10,818        24,904          1,691
Other Income/(Expense):
  General and administrative expense              (3,666)       (3,549)      (8,531)        (7,092)
  Settlement income - Note 5                      25,000             0        25,000              0
  Interest                                           444             0           512              0
                                           ------------- -------------  ------------ --------------
       Total Other Income/(Expense)               21,778        (3,549)       16,981         (7,092)
                                           ------------- -------------  ------------ --------------

Net income/(loss) before income tax               35,301         7,269        41,885         (5,401)
Provision for income tax                               0             0             0              0
                                           ------------- -------------  ------------ --------------

Net Income/(Loss)                          $      35,301 $       7,269  $     41,885 $       (5,401)
                                           ============= =============  ============ ==============


Income/(Loss) per Share                    $        0.09 $        0.02  $       0.10 $        (0.01)
                                           ============= =============  ============ ==============

Weighted Average Shares                          404,451      404,451       404,451        404,451
Outstanding
                                           ============= =============  ============ ==============

                      See accompanying notes to condensed financial statements.


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                        Condensed tatements of Cash Flows
            For the Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                        Three         Three
                                                        Months        Months      Six Months    Six Months
                                                        Ended         Ended         Ended        Ended
                                                       June 30,      June 30,     June 30,      June 30,
                                                         2005          2004         2005          2004
                                                     ------------  ------------  -----------  ------------
Cash Flows From Operating Activities
Net Income/(loss)                                    $     35,301  $      7,269      $41,885      $(5,401)
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and depletion                              3,927         4,142        7,448         6,455
    (Increase)/decrease in tax refund receivable            1,561         1,977          932         1,764
    (Increase)/decrease in accounts receivable              5,989          (142)         429          (648)
    Increase/(decrease) in current liabilities             (6,303)            0       (9,226)       (2,887)
                                                     ------------  ------------  -----------  ------------
Net Cash Provided by/(Used for) Operating Activities      40,475        13,246        41,468          (717)
                                                     ------------  ------------  -----------  ------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                              0             0            0             0
                                                     ------------  ------------  -----------  ------------
Net Cash Provided by Financing Activities                       0             0            0             0
                                                     ------------  ------------  -----------  ------------

Net Increase/(Decrease) in Cash                            40,475        13,246       41,468          (717)
Beginning Cash Balance                                    103,076        77,546      102,083        91,509
                                                     ------------  ------------  -----------  ------------

Ending Cash Balance                                  $    143,551  $     90,792  $   143,551  $     90,792
                                                     ============  ============  ===========  ============


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for income taxes                 -0-           -0-          -0-            -0-
  Cash paid during the year for interest                     -0-           -0-          -0-            -0-



                      See accompanying notes to condensed financial statements.

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)

Note 1         PRELIMINARY NOTE

          The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2005, and our results of operations and cash flows for the three and six-month periods ended June 30, 2005 and 2004. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2004.

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

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 2005
                                   (Unaudited)

Note 4         REVERSE SPLIT OF COMMON SHARES

          The Company effected a 1 for 40 reverse split, which became effective April 10, 2000.

Note 5         CURRENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

     On or about April 14, 2005 Source and Energytec, Inc. ("Energytec"), a Nevada corporation, executed a mutual release regarding the termination of the asset purchase agreement as set forth on the December 15, 2004 Registration Statement on Form S-4 which had been subsequently withdrawn.

     On April 22, 2005 Source filed a Current Report on Form 8-K announcing the execution of a Letter of Intent to acquire Vista.com, Inc., a Washington corporation ("Vista"). Source Energy and Vista have entered into a non-binding agreement regarding the acquisition of Vista and have agreed to negotiate the terms of a definitive acquisition agreement. If a definitive agreement can be reached, the merger will result in Vista operating as a wholly-owned subsidiary of Source Energy. The new company will be led by the management team and board of directors from Vista. There is no assurance this transaction will be completed.

     Except as otherwise discussed above and under the Section Reports on Form 8-K hereinafter, the following discussion is as of the date of this Quarterly Report ended June 30, 2005. See Current Reports on Form 8-K below.

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

     For the three months ended June 30, 2005, the Company received total revenues of $20,890, an increase from $17,827 in the previous year. For the six months June 30, 2005, the Company received total revenues of $38,558, an increase from $25,899 in the previous year. The causes of this increase in revenues include an average per barrel price increase of 51% and a decrease in barrel sales volume of 2%.

     Total general and administrative costs and expenses increased slightly for the three month period of $3,549 in 2004 to $3,666 in 2005. For the six month period total general and administrative costs and expenses increased slightly from $7,092 in 2004 to $8,531 in 2005.

     Production costs increased from $3,408 in 2004 to $4,532 in 2005. For the six months ended production costs decreased from $18,838 in 2004 to $8,388 in 2005 attributable to costs incurred in the prior year associated with the re-working of the Company's oil well.

     For the three months ended June 30, 2005, the Company realized net income of $35,301 ($0.09 per share) compared to net income of $7,269 ($0.02 per share) for the same period of the preceding year. The increase is attributable to $10,300 net income from operations and $25,000 resulting from the settlement agreement with Energytec as described herein above. For the six months ended June 30, 2005, the Company realized net income of $41,885 ($0.10 per share) compared to net loss of $5,401 ($0.01 per share loss) for the same period of the preceding year.

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

     Management has reviewed the current controls and procedures and determined that given the relatively low number of financial transactions and production reporting systems in place that the current method of accountability is effective. Management has confirmed with the Company's auditor that neither party has identified any areas for material improvement in ensuring accountability.

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

                                        SOURCE ENERGY CORPORATION


Date: 7-7-05                               /S/ CRAIG CARPENTER
                                           Craig Carpenter, President



Date: 7-7-05                               /S/ KATHLEEN L. MORRISON
                                           Kathleen L. Morrison, Secretary