Form 10QSB
period 2005-09-30
SOURCE ENERGY CORP /UT/
filed 2005-10-17
CIK 1103645

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ----    ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ----    ----

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

                            SOURCE ENERGY CORPORATION
               (Formerly known as Parker Energy Technology, Inc.)


                         Condensed Financial Statements

                               September 30, 2005


                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                             Condensed Balance Sheet
                               September 30, 2005
                                   (Unaudited)

                                            ASSETS

Current Assets
  Cash and cash equivalents                                                    $            159,740
  Accounts receivable                                                                         9,416
  State Tax Withholding                                                                       3,332
                                                                                 ------------------
                   Total Current Assets                                                     172,488

Property and Equipment
  Equipment                                                                                  28,633
  Proved oil and gas properties                                                             597,353
                                                                                 ------------------
               Total Property and Equipment                                                 625,986
       Less: Accumulated Depreciation and Depletion                                        (593,388)
                                                                                 ------------------
                Net Property and Equipment                                                   32,598
                                                                                 ------------------
Deferred Tax Asset                                                                            4,715
                                                                                 ==================
                       Total Assets                                            $            209,801
                                                                                 ==================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
  Judgement payable                                                                          75,000
                                                                                 ------------------
                 Total Current Liabilities                                                   75,000
                                                                                 ------------------
                     Total Liabilities                                                       75,000

Stockholders' Equity
  Capital Stock -- 200,000,000 shares authorized having a
   par value of $.00025 per share; 404,451 issued and
      outstanding                                                                               101
  Additional Paid-in Capital                                                              1,244,954
  Accumulated Deficit                                                                    (1,110,254)
                                                                                 ------------------
                Total Stockholders' Equity                                                  134,801
                                                                                 ------------------
        Total Liabilities and Stockholders' Equity                             $            209,801
                                                                                 ==================


                             See accompanying notes



                                  SOURCE ENERGY CORPORATION
                       Formerly known as Parker Energy Technology, Inc.
                               Condensed Statements of Operations
                For the Three and Nine Months Ended September 30, 2005 and 2004
                                         (Unaudited)


                                               Three         Three          Nine           Nine
                                              Months        Months         Months         Months
                                               Ended         Ended          Ended         Ended
                                             September     September      September     September
                                             30, 2005      30, 2004       30, 2005       30, 2004

                                           ------------- -------------  ------------- --------------
Revenues from Oil and Gas Activities       $      27,742 $      20,066  $      66,300 $       45,964
Oil and Gas Producing Expense:
  Production costs                                 4,462         4,717         12,849         23,554
  Depletion                                        3,157         3,212          8,423          8,581
                                           ------------- -------------  ------------- --------------
    Total Oil and Gas Producing Expense            7,619         7,929         21,272         32,135

    Income from Oil and Gas Activities            20,123        12,137         45,028         13,829

  General and administrative expense              (4,150)         (913)      (12,681)        (8,005)
                                           ------------- -------------  ------------- --------------
     Net Income from Operations                   15,973        11,224         32,347          5,824
Other Income/(Expense):
  Interest                                           452           294            964            294
 Settlement income - Note 5                                                    25,000
                                           ------------- -------------  ------------- --------------
       Total Other Income/(Expense)                  452           294         25,964            294
                                           ------------- -------------  ------------- --------------

Net income before income tax                      16,425        11,518         58,311          6,118
Provision for income tax                               0             0              0              0
                                           ------------- -------------  ------------- --------------

Net Income                                 $      16,425 $      11,518  $      58,311 $        6,118
                                           ============= =============  ============= ==============


Income per Share                           $        0.04 $        0.03  $        0.14 $         0.02
                                           ============= =============  ============= ==============

Weighted Average Shares Outstanding              404,451      404,451        404,451        404,451
                                           ============= =============  ============= ==============

                             See accompanying notes


                                      SOURCE ENERGY CORPORATION
                          Formerly known as Parker Energy Technology, Inc.
                                  Condensed Statements of Cash Flows
                   For the Three and Nine Months Ended September 30, 2005 and 2004
                                             (Unaudited)



                                                     Three          Three          Nine           Nine
                                                     Months         Months        Months         Months
                                                     Ended          Ended          Ended         Ended
                                                   September      September      September     September
                                                    30, 2005       30, 2004      30, 2005       30, 2004
                                                 -------------- -------------- ------------- --------------
Cash Flows From Operating Activities
Net Income/(loss)                                $       16,425 $       11,518        58,311          6,118
Adjustments to reconcile net income to net
cash provided by
 operating activities:
    Depreciation and depletion                            4,248          3,755        11,695         10,209
    (Increase)/decrease in tax refund receivable         (1,304)        (1,492)         (373)           272
    (Increase)/decrease in accounts receivable           (2,655)        (3,297)       (2,226)        (3,945)
    Increase/(decrease) in current liabilities             (524)             0        (9,750)        (2,887)
                                                 -------------- -------------- ------------- --------------
Net Cash Provided by/(Used for) Operating                16,190         10,484        57,657          9,767
Activities
                                                 -------------- -------------- ------------- --------------

Cash Flows From Financing Activities
  Proceeds from issuance of shares                            0              0             0              0
                                                 -------------- -------------- ------------- --------------
Net Cash Provided by Financing Activities                     0              0             0              0
                                                 -------------- -------------- ------------- --------------

Net Increase/(Decrease) in Cash                          16,190         10,484        57,657          9,767
Beginning Cash Balance                                  143,550         90,792       102,083         91,509
                                                 -------------- -------------- ------------- --------------
Ending Cash Balance                              $      159,740 $      101,276       159,740        101,276
                                                 ============== ============== ============= ==============

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the year for income taxes               -0-           -0-          -0-           -0-

                             See accompanying notes

                           SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                               September 30, 2005
                                   (Unaudited)

Note 1 PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2005, and our results of operations and cash flows for the three and nine-month periods ended September 30, 2005 and 2004. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results for a full-year period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Audit for the year ended December 31, 2004.

Note 2 ORGANIZATION

The Company was originally incorporated under the name Exit, Inc. in accordance with the laws of the State of Utah on January 30, 1981. In April of 1984, the Company changed its name to Parker Energy

                            SOURCE ENERGY CORPORATION
                Formerly known as Parker Energy Technology, Inc.
                          Notes to Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     Except as otherwise discussed above and under the Section Reports on Form 8-K hereinafter, the following discussion is as of the date of this Quarterly Report ended September 30, 2005. See Current Reports on Form 8-K below.

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

     For the three months ended September 30, 2005, the Company received total revenues of $27,742, an increase from $20,066 in the previous year. For the nine months September 30, 2005, the Company received total revenues of $66,300, an increase from $45,964 in the previous year. The causes of this increase in revenues include an average per barrel price increase of 46% and a decrease in barrel sales volume of 2%.

     Total general and administrative costs and expenses increased for the three month period of $913 in 2004 to $4,150 in 2005. For the nine month period total general and administrative costs and expenses increased from $8,005 in 2004 to $12,681 in 2005.

     Production costs decreased from $4,717 in 2004 to $4,462 in 2005. For the nine months ended production costs decreased from $23,554 in 2004 to $12,849 in 2005 attributable to costs incurred in the prior year associated with the re-working of the Company's oil well.

     For the three months ended September 30, 2005, the Company realized net income of $16,425 ($0.04 per share) compared to net income of $11,518 ($0.03 per share) for the same period of the preceding year. For the nine months ended September 30, 2005, the Company realized net income of $58,311 ($0.14 per share) compared to net income of $6,118 ($0.02 per share) for the same period of the preceding year. The increase is attributable to $32,347 net income from operations and $25,000 resulting from the settlement agreement with Energytec as described herein above.

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

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                        SOURCE ENERGY CORPORATION


Date: 10-14-05                             /S/ CRAIG CARPENTER
                                           Craig Carpenter, President



Date: 10-14-05                             /S/ KATHLEEN L. MORRISON
                                           Kathleen L. Morrison, Secretary