Form 10KSB
period 2005-12-31
INNUITY, INC. /UT/
filed 2006-03-23
CIK 1103645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to           .
Commission File Number 000-29129

Innuity, Inc.
(Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0370820 (I.R.S. Employer Identification No.)

8644 154th Avenue NE Redmond, WA (Address of principal executive offices)	98052 (Zip Code)
Issuer’s telephone number:
(425) 497-9909
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Title of Class

Common stock, $0.00025 par value per share

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The issuer’s revenues for the fiscal year ended December 31, 2005 were $12,465,601.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
     The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was last sold, as quoted on the OTC Bulletin Board (OTCBB), as of March 2, 2006 was approximately $20,476,918.
     As of March 22, 2006, there were 19,846,372 shares outstanding of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant has incorporated by reference into Part III of this Form 10-KSB portions of its Proxy Statement for the 2005 Annual Meeting of Shareholders.
     Transmittal Small Business Disclosure Format (Check One): Yes ☐ No ☑

INNUITY, INC.
FORM 10-KSB

PART I
     References herein to “we,” “us,” “our”, “the company,” refer to Innuity, Inc. and its wholly-owned subsidiaries unless the context states or implies otherwise.
     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “estimates,” “may,” “intends,” “expects” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis or Plan of Operation” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding the benefits and risks associated with our recent combination with Vista.com, Inc., our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, such as plans to develop or acquire certain applications or services or to build a Productivity division for our business, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
Item 1. Description of Business
Overview
     Innuity is an Internet technology company that designs, acquires, and integrates applications to deliver solutions for small business. Our Internet technology is based on an affordable, on-demand model that allows small businesses to interact simply with customers, business partners, and vendors and to manage their businesses efficiently. Using our on-demand applications, small businesses can grow their revenues, reach and serve customers, and run everyday operations.
     We deliver our Internet technology applications and solutions through our Innuity Velocity™ Internet technology platform. Employing proprietary technology and integration processes, our Velocity technology platform provides small businesses the opportunity to choose applications that are right for their businesses—individually or as an integrated suite—with minimum initial start-up costs and maintenance. With our use-based pricing, small businesses pay a monthly subscription fee for the applications they choose to use.
     Our business currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division can facilitate and improve a small business’ selling processes and transaction processing capabilities. We plan to launch a Productivity division in 2007 that will be focused on helping our small business customers improve how they manage and measure their businesses.
Market Overview
     According to government statistics, there are over 22 million businesses in the United States with fewer than 500 employees. Industry sources estimate that in 2005, small businesses spent an estimated $96 billion on information technology products and services. Based on our experience serving over 30,000 small businesses, we believe that small businesses generally are limited in their choice of highly functional and affordable technology solutions.
     We believe larger enterprise software vendors have not modified their complicated enterprise-level solutions to suit the small business market; it takes these small businesses substantial work, time, and integration resources to successfully use enterprise solutions. We also believe traditional technology applications designed for small businesses have tended to be one-off or isolated point solutions, which are difficult to use and expensive to integrate with other applications. Additionally, we believe most technology vendors have simply found it difficult to credibly and efficiently market and sell their applications to the fragmented small business sector.
     With the emergence of newer Internet technologies, there is an opportunity for vendors to offer Internet technology applications and solutions that have more functionality than traditional low-end products, are easier to integrate with existing applications and systems, are easier to maintain and administer, and can be offered on an affordable monthly subscription basis. We believe that the rate of adoption of Internet technology applications and solutions by small businesses will accelerate as vendors offer more secure, and more functional, Internet-based applications. We believe small businesses recognize more and more the increased traffic and sales that online promotion and commerce can stimulate, and that consumers increasingly use the Internet to search for and purchase products and services.
     Based on these trends, the capacity provided by our Velocity Internet technology platform, and strategic relationships such as our private label and direct customer acquisition partners, we believe we are well-positioned to offer affordable, feature-rich, small-business-centric Internet technology applications and solutions and related products to millions of small businesses.
Products & Services Overview
     Through our Innuity Velocity Internet technology platform, we deliver on-demand applications to small businesses, giving them the opportunity to choose appropriate Internet-based applications at use-based pricing. Innuity’s three existing and planned operating divisions—Promotion, Commerce and Productivity — will develop, integrate and maintain these on-demand applications.
     Our Promotion division delivers the Internet marketplace to the small business owner by providing a web presence, marketing tools and sales leads. Services include search engine optimization, pay-per-click campaign management, affiliate marketing management, search engine submission, permission email marketing, web analytics tools and management, domain name registration, business and eCommerce websites, and custom website design services.
     Our Commerce division processes, manages, and supports commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include point-of-sale hardware, software and related services, merchant accounts and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment, and business cash advances.
     Our planned Productivity division is intended to provide applications that help drive efficiencies and manage business operations. Applications may eventually include accounting, payroll, customer care, human resource assistance and other management information applications.
     Our Promotion division offerings are predominantly sold on a monthly subscription basis, with custom design and professional consulting services available for a fee. We believe that our monthly subscription fees are less than the cost that our customers would have to pay to purchase, integrate and manage equivalent business applications and services separately through traditional vendors. Our Commerce division offerings are sold on a subscription plus per-transaction fee basis. We also sell point of sale (POS) systems, and related installation and integration services, primarily on a project basis, as well as annual and monthly POS service and maintenance agreements.
Strategy Overview
     Our overall business objective is to be the leading provider of affordable Internet technology applications and solutions to small businesses, offering them the technology and services they need to promote, sell, service and manage their products, customers, and businesses. Key elements of our strategy include:
•	expanding our sales, marketing and distribution efforts, both through private label partners and on a direct basis;

•	focusing on key vertical markets, such as retail, restaurant and hospitality, and real estate services;

•	expanding and integrating the applications that we will offer in our three divisions (Promotion, Commerce, and Productivity);

•	enabling integration of third-party onsite systems and applications with our Internet technology platform; and

•	increasing the number of applications and services used by our customers.

Marketing & Sales Overview
     We market and sell our Internet technology applications and solutions through three distinct approaches. First, we enter into strategic partnering arrangements with Fortune 500 companies, such as SAM’S CLUB, who “private label” our offerings and market them under their own brands. We support our partners with an inbound and outbound marketing and sales model designed to obtain courtesy customers, upgrade courtesy customers to monthly subscribers, and promote service bundles that enable our sales team to cross-sell our applications and solutions.
     We also have a direct sales model that largely targets small businesses that are still in the start-up phase of business — a point in time at which we believe a number of our offerings can be effectively sold. Examples include merchant processing capabilities, websites and domain names. This direct sales model utilizes an outbound marketing and sales approach that sells service bundles that are appropriate for start-up small businesses as well as for companies looking to move their businesses online or grow their online businesses. Programs also are structured and implemented to acquire courtesy customers and upgrade courtesy customers once they are familiar with our offerings. A demonstration of our direct sales model can be viewed at www.innuitydirect.com.
     In our third approach, we foster direct customer relationships with larger companies who have a natural interest and need for selected Innuity offerings. We sell higher value offerings such as search engine optimization services to customers such as 3M and ADP, and point of sale systems to customers such as Jamba Juice, It’s a Grind, and Red Robin. To address this portion of the market, we employ business development teams focused on creating high-value strategic partnerships and outcomes.
History
     We were originally incorporated in 1981 under the name Exit, Inc., under the laws of the State of Utah. In 1984 we changed our name to Parker Energy Technology, Inc., and in 1997 we changed it to Source Energy Corporation. From our inception until November 9, 2005, we were engaged in the business of oil and gas exploration and production activities. On November 9, 2005, our wholly-owned subsidiary, Vista Acquisition Corp., merged with Vista.com, Inc., whose small-business technology services business became our principal business and was therefore viewed as the acquirer. Pursuant to the terms of a lease option agreement entered into in connection with the merger, we sold and transferred our only remaining oil and gas property to Craig Carpenter, our former President and a former member of our Board of Directors. Our shareholders subsequently approved our name change to Innuity, Inc.
     Our early technology development efforts were focused on building our current Velocity Internet technology platform and some of our current Internet technology solutions, such as website creation and management, eCommerce, business email, inventory, and appointment scheduling. In 2004, we made the first of several strategic acquisitions to augment our business promotion and commerce services offerings. Our January 2004 acquisition of the credit card and ACH transaction processing business of Merchant Partners.com, LLC, and our June 2005 acquisition of the POS system installation and services business of Jadeon, Inc., gave us the capability of processing virtually any type of sales transaction, whether online or offline, for our small business customers. We also increased our business promotion services offerings through our June 2005 acquisition of 10x Marketing, LLC, an Internet marketing firm with expertise in online marketing and search engine optimization and functionality. For a more complete description of these acquisitions, see the section entitled “Certain Relationships and Related Transactions” in this Report.
     Our principal executive offices are located at 8644 154th Avenue NE, Redmond, Washington 98052. Our telephone number is (425) 497-9909. For more information about our company, you should contact:
Innuity, Inc.
Attn: Robert Bench, Chief Financial Officer
8644 154th Avenue, NE
Redmond, Washington 98052
Fax: (425) 497-0409
E-mail: bbench@innuity.com
Industry Background
     The U.S. small business sector is made up of millions of companies, whose aggregate spending on technology tools and promotional services exceeds $100 billion. The U.S. Census Bureau estimated that in 2003 there were in the U.S. over 23 million small businesses, defined as firms with fewer than 500 employees, the vast majority of which have fewer than 50 employees. According to the Small Business Administration, the number of U.S. small businesses increased to over 24 million in 2004. According to industry sources, in 2005, small businesses in North America spent over $96 billion on computer information technology products and related services, and approximately $96 billion on local advertising to promote their businesses.
     Based on our own experience selling applications and services to over 30,000 small business customers, we believe that small business owners are generally cost conscious, seek a recognizable return on the investments they make in technologies, and expect high customer service levels and product quality. Unfortunately, many traditional feature-rich enterprise applications are complex, and therefore expensive to develop, purchase and maintain. While there are some low-cost alternatives for particular applications and services, these tend to have more limited functionality, are often based on older architectures, and are typically more expensive to integrate with other small business applications. Because of their comparatively high volumes of sales transactions, we believe that small businesses operating in the retail, restaurant and hospitality, and real estate services sectors are particularly in need of reliable and affordable feature-rich business promotion, commerce, and productivity applications and services.
     Although small businesses have tremendous aggregate purchasing power, their decisions to purchase technology, including business promotion, commerce, and productivity applications and services, are made on a highly individual basis and in comparatively small dollar amounts. As a result, we believe many of the larger technology and advertising vendors in the U.S. do not tailor their business promotion, commerce, and productivity applications and services to this highly fragmented customer base, preferring instead to pursue the more attractive revenue and margin opportunities available in sales to larger business enterprises. We believe that, because of the large size of the small business market, continuing advancements in Internet technology solutions, and increasing online business activity, there is an opportunity to offer affordable, feature-rich, small-business-centric technology solutions to this sector.
     Internet technology applications and solutions fall into two models: (1) Software-as-a-Service (“SaaS”), which is also referred to as “on-demand software,” “utility computing,” “application service provider” or “hosted application management”; and (2) Web services. In the SaaS model, end users access software and services via the Internet or a network on a shared basis. As a Web service, Internet technology solutions can be used as a means of interoperating between different software applications, running on a variety of platforms and/or frameworks, over the Internet. We believe that there is evidence of increased adoption of the SaaS and Web services models, including: (1) newer technology advancements that have enabled technology providers to offer more affordable, functional, and integrated solutions than those that have been available to businesses in the past; (2) the success of large SaaS vendors, such as Salesforce.com, who offer Internet-based customer relationship management applications; (3) the focus that traditional software vendors are placing on developing their own Internet-based offerings of their existing applications; and (4) user confidence based on the maturity of applications and the stability of their vendors.
     According to industry analyst International Data Corp., in 2005 about 79% of IT professionals across North America have already purchased or are currently reviewing SaaS offerings. However, less than a fifth of small businesses, and just 27% of medium-sized businesses, use or plan to adopt Software-as-a-Service. We believe that the rate of adoption of Internet technology applications and solutions such as SaaS and Web services, particularly by small businesses, will gradually increase as small-business-specific Internet-based offerings become available and as online commerce and Internet usage continues to grow.
     We believe that small businesses are gradually becoming more willing to allow Internet technology solution providers to share responsibility for managing their business technology applications, and to help them leverage the efficiencies of the Internet. Internet technology applications and solutions can offer small businesses many advantages over traditional software, such as: (1) lower upfront costs: (2) fewer internal information technology resources needed; (3) portability, as these applications may be accessed from most Internet-enabled computers; (4) ongoing relationships with vendors; and (5) the ability to easily upgrade applications. Across all businesses, AMI Partners projects an annual growth rate for the SaaS market in the U.S. of 40% between 2004 and 2009. According to industry analysts, worldwide spending on SaaS will reach $10.7 billion by 2009. In addition, online sales and Internet usage are increasing. ZDNet News, referencing Forrester Research projected a 23% increase in spending on online advertising from 2004 to 2005, which would result in aggregate spending of $14.7 billion. According to the U.S. Department of Commerce, estimated retail eCommerce sales were $56 billion in 2003, compared with $44.3 billion in 2002, growing by 20% on a year-over-year basis from 2001 through 2003. Jupiter Research projects that the number of people using the Internet in the U.S. will increase nearly 50% from 141.5 million in 2001 to 210.8 million by 2006. As the market for eCommerce and the number of people using the Internet continue to grow, we believe that small businesses will increasingly desire an online presence to complement and promote their physical store locations and enable use of the Internet to process their sale transactions.
Our Solution
     We address many of the challenges encountered by small businesses and their technology vendors by providing Internet technology applications and solutions through our Velocity Internet technology platform. We believe that small business owners who use our feature-rich business applications and services can achieve greater returns on their technology expenditures while paying less than the typical cost of older versions of the same applications.
     Velocity Internet Technology Platform. Our Velocity Internet technology platform enables us to host, manage and integrate applications easily and cost effectively for small businesses. Our proprietary technology platform’s open architecture, internal integration, ease of use and scalability enable us to offer new Internet technology applications and solutions to small business customers as their businesses evolve and their technology needs change. Small businesses may choose the specific business applications and services they want to use, such as search engine marketing services, email marketing services, website analytics, inventory management, eCommerce and payment processing. Our Internet technology applications and solutions afford small business customers the ability to attract new consumers, sell them their goods and services and process their transactions; eventually we will also offer applications that enable them to measure and manage the results.
     Internet technology solutions. We are able to offer Internet technology applications and solutions cost-effectively by replicating them for each of our small business customers, effectively spreading the high cost of developing, integrating and managing these applications across our broad customer base. Because we focus on providing fully-integrated or easily-integrated applications, many of our Internet technology solutions can be used together effectively across a number of vertical markets. Our goal is to offer a suite of those critical business applications that we believe are most commonly needed by small businesses, including promotion, commerce, and eventually productivity applications.
     We currently offer the following applications and services, which are concentrated in the promotion and commerce categories:
•	Promotion division – we deliver an Internet marketplace to the small business owner by providing a web presence, marketing tools and sales leads. Applications include search engine optimization, pay-per-click campaign management, affiliate marketing management, search engine submission, permission email marketing, web analytics tools and management, domain name registration, business and eCommerce websites, and custom website design services.

•	Commerce division – we are able to process, manage, and support commercial transactions between small businesses, their online and offline customers, vendors and business partners. Applications include point-of-sale hardware, software and related services, and merchant accounts and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment, and business cash advances.
Business Strategy
     Our overall business objective is to be the leading provider of affordable Internet technology applications and solutions to the small business sector, offering the promotion, commerce, and productivity business applications and services that are most critical to running a small business. We intend to achieve our objective through the following key strategies:
     Expand Our Sales, Marketing and Distribution Efforts, Both Through Customer-Acquisition Partners and on a Direct Basis. In February 2006, we launched a direct sales model that targets small businesses that are still in the start-up phase of business — a point in time at which we believe a number of our offerings can be effectively sold. Examples include merchant processing, and domain names. This direct sales model utilizes an outbound marketing and sales approach that sells service bundles that are appropriate for start-up small businesses as well as for companies looking to move their businesses online or grow their online businesses. Programs also are structured and implemented to acquire courtesy customers and upgrade courtesy customers once they are familiar with our offerings. A demonstration of this direct sales model can be viewed at www.innuitydirect.com.
     In addition, we plan to expand our private label customer-acquisition channel by developing more relationships with partners that have substantial customer bases in the small business sector or in our targeted vertical markets. We believe that, due to the fragmentation of the small business sector, leveraging these strategic relationships will be an effective and economical means to accelerate market penetration; that such partnerships can provide access to small businesses that are, on average, willing to spend more for Internet technology solutions; and that these partnerships can often allow us to leverage our partners’ marketing resources and established marketing programs.
     We also plan to increase the number of our sales personnel selling POS systems, and to broaden their portfolios to include our Internet technology solutions. Currently, we generate a significant portion of our revenues through the sale of POS systems to businesses at their physical locations in the retail, restaurant and hospitality, and real estate services sectors.

     Focus on Key Vertical Markets. We intend to continue devoting significant efforts and resources toward penetrating particular vertical markets in which many small businesses operate. These target markets include, among others, the retail, restaurant and hospitality, and real estate services sectors. Small businesses in these verticals primarily operate in local outlets or stores, small offices and home offices. We believe that businesses operating in each of these vertical markets have relatively homogeneous technology needs and, given the relatively high volumes of sales transactions they experience, have a greater need for effective technology solutions.
     There are certain applications that our Velocity Internet technology platform delivers, such as payment processing and Internet-based email, that require only slight customization to make them suitable for a particular vertical market, and therefore can be sold across multiple vertical markets; while others, such as a restaurant accounting application that we may license or acquire in the future, are necessarily highly customized for, and may be sold only to, a single vertical market. For each targeted vertical market, we plan to offer a suite of complementary applications and services, packaged as an integrated solution. For example, in creating a customized suite of applications and services for the restaurant vertical, we could bundle our current POS offerings and payment processing services with possible future offerings of Internet marketing services, a loyalty and gift card program and a restaurant-specific accounting system. Such bundled applications would share data and functionality, and would give small restaurants the ability to grow and manage their businesses in a cost-effective manner.
     Expand and Integrate Our Internet Technology Solutions Offerings. We intend to expand our suite of Internet technology solutions to include those promotion, commerce, and productivity business applications that are most critical to running a small business. As with our existing applications, our objective is to offer additional affordable and easy-to-use applications and services that are integrated not only into our Velocity Internet technology platform but also, to the extent practical, with the existing applications and systems on the premises of small business customers.
     For example, we plan to expand our offerings by adding services that will list small business customers in vertical-specific online directories in order to increase the number of targeted prospects visiting a customer’s website. We entered into an Asset Purchase Agreement on March 9, 2006, pursuant to which Hello Metro Incorporated agreed to sell us its assets and properties that are primarily related to its business of providing Internet users local content, guides and information concerning specific cities around the world. The closing of the asset purchase is subject to, among other things, our receipt of adequate financing to pay the $18,000,000 purchase price. We currently do not have, and are currently seeking, equity or debt financing for the transaction. There is no assurance that we will be able to obtain financing and be able to close the asset purchase. We or the sellers may terminate the Stock Purchase Agreement if the closing has not occurred on or before the date that is 30 days after the date of execution of the agreement. Additionally, we are exploring additional applications that will enable small businesses to offer and process gift, loyalty and stored-value cards, as well as new categories of productivity applications that will help businesses analyze the performance of and manage the operations of their businesses. In these categories, we plan to license or acquire vertical-specific accounting capabilities, customer relationship management solutions and job scheduling applications. We intend to develop, license or acquire these new applications based upon the availability and expertise of our own development team, and the availability of third-party applications that satisfy our specifications and can be cost-effectively licensed or acquired and integrated into our Velocity Internet technology platform.
     Integrate Legacy Third-Party Onsite Systems and Applications with Our Velocity Internet Technology Platform. We plan to continue to integrate our Velocity Internet technology platform with a variety of systems and applications that are commonly located on the premises of our small business customers. We believe this will enable more small businesses to easily choose from a variety of additional applications and services offered through our Velocity Internet technology platform and use them with their current systems and applications. For example, by fully integrating our Velocity platform with restaurant POS hardware and software systems, our Internet-based applications would be able to retrieve pertinent data, such as sales transaction information, staff time and attendance records, tips owing to servers and changes in inventory. This data could then be passed through our Velocity platform to the restaurant’s accounting system, to third-party payroll administrators, and to third-party food service companies for reordering, as well as being used to launch an email marketing campaign through our technology platform. We believe that the successful integration of these onsite systems and applications with our own technology platform will allow us to offer a more complete and valuable solution to small businesses.
     Increase the Number of Applications and Services Used by Our Customers. We plan to increase revenues from our existing customers by increasing the number of applications available to them, and persuading them to increase both the number of applications and services they use and the frequency with which they use them. We believe that, by persuading our customers to upgrade from a basic subscription service to a bundle of broader service offerings, we can develop stronger customer relationships and improve overall customer retention. We also believe that Internet-based, vertical-specific application suites not yet developed will play an important role in convincing customers in each vertical to purchase a broader set of Internet technology solutions from us, particularly if we can demonstrate the marketing or productivity improvements achieved by other similar businesses through the use of such applications and solutions. By selling a broader range of services to our customers, we believe we can achieve greater consistency and predictability in our revenues, and leverage our own cost structure over a greater revenue base to achieve margin improvements.
Products and Services
     The following overview details our core applications and solutions, which we believe enable our small business customers to reach a broader customer base, smoothly integrate their online and brick-and-mortar operations, and run their companies more economically.
     Promotion Division. Our Promotion division delivers the Internet marketplace to the small business owner by providing a web presence, marketing tools and sales leads. The Promotion division offers Website Services and Lead Generation Services to our small business customers.
     Website Services. Our Website Services offering includes complete and integrated online website solutions that are fast, affordable, easy to implement, and do not require technology expertise—in effect, everything needed to run a business online, delivers website capabilities that can grow with the small business, and provides 24x7 personalized customer support.
     Website Services features both Full-Service Websites and Self-Service Websites. Our Full-Service Websites offering provides professionally-designed business or eCommerce websites and a full online presence, customizable for small businesses, with on-call creative services and support. Our Self-Service Websites offering provides an easy, affordable, and feature-rich website builder that gives small business owners the capability to create and maintain an interactive, robust online presence. With the exception of our customer design services, which are only available to our Full-Service Website customers, both offerings feature the following core products:
•	Business Websites — Design, implementation, and delivery of websites to effectively market businesses online and provide successful customer interaction.

•	Ecommerce Websites — Design, implementation, and delivery of websites with safe and secure online stores; and creation and maintenance of compelling online storefronts — easily and reliably.

•	Advanced Website Reporting — Deeper insight into consumer interaction with a small business’ website — including lead sourcing (where leads come from); consumer exploring (where consumers are going); conversion tracking (how many visitors become buyers); and general traffic trends.

•	Design Services — Professional design from website creation to logo design, flash, and all design elements impacting a site’s look and feel. (Full-Service Websites only)
     Our business and eCommerce Website Services products include a number of noteworthy features. For example, we have developed over 100 template-based websites for small businesses that include such features as location maps, dynamic driving directions, reservations, business email and customer registration forms, which allow a customer to create a professional website in minutes. Another service feature is our offering of easy-to-use website editing tools that enable our small business customers to edit, update, and enhance their websites without any additional software or specialized computer skills, and without having to hire a professional webmaster to manage their websites for them. Another important functional element is that, as a registered ICANN domain name registrar, we can also directly register and manage Internet domain names for our small business customers.
     Distinguishing features in our eCommerce websites offering include a shopping cart engine that can be fully integrated with a small business customer’s merchant account, a taxes and shipping calculator, an inventory management system, integration with QuickBooks(R), email marketing tools that enable a small business to launch its own email marketing campaigns, and a variety of business management reports.
     Lead Generation Services. Our Lead Generation Services offering provides the technology to cost-effectively drive “high ROI” online marketing, and products that help businesses design and implement comprehensive online marketing strategies and campaigns, quickly deliver and convert leads to customers, and transform customer websites into long-term assets with recurring and growing value. With our Lead Generation Services, customers can cost-effectively increase the visibility of their websites to targeted customers with the goal of generating leads that result in improved sales conversion rates.

     Lead Generation Services features both Small Business Marketing and Internet Marketing Services. Our Small Business Marketing offering provides the following core products:
•	Pay-Per-Click — Purchases advertising space on search engines for specified keywords and keyword phrases (search terms) and quickly delivers leads.

•	Search Engine Submission — Supplies a URL to a search engine company to make the search engine aware of a site or page with the goal of getting our customers displayed in search engine results.

•	Link Recruitment — Produces links from other websites to the customer’s site so as to generate direct traffic to the customer’s site from other websites, achieve higher rankings in search engines, and deliver a steady stream of qualified leads to the customer’s website.
     Our Internet Marketing Services offering provides cost-effective website visibility to medium-to-large businesses, and offers the following core products:
•	Search Engine Optimization — Designed to deliver front page organic, natural search results for relevant keyword searches at a fraction of the cost that one would pay for premium, paid keyword search engine placement. Continuous optimization that transforms websites into long-term assets.

•	Pay-Per-Click — Purchases advertising space on search engines and quickly delivers paid results from search engines for relevant keywords and keyword phrases.

•	Affiliate Marketing — Helps businesses generate new sales via an extensive network of affiliate websites.

•	Conversion Enhancement — Analyzes a viewer’s real-time behavior on a website and makes recommendations for increasing customer conversion rates, such as adding a form, modifying navigation, creating graphics or text, and adapting the shopping cart.

•	Permission Email Marketing — Helps customers create and send their own branded or private label email campaigns (newsletters, coupons, in-store specials, or referrals).

•	Site Analytics — Provides Web analytics reporting and management tools designed to help businesses better understand and improve their online marketing efforts.

•	Content Creation — Utilizing Web analytics, designs and develops website content, articles, newsletter editorial, and email marketing content.
     Our Lead Generation Services utilize our “Optify” technology, which enables us to identify and gather pertinent data from the Internet for virtually any business or industry and in multiple languages, for thousands of keywords and keyword phrases that are commonly entered as search terms in search engines. The data gathered by our Optify technology allows us to generate extensive market research data and business intelligence for our customers within a few days, a process that can often take weeks or months to accomplish using non-automated methods. Our search engine optimization tools manipulate this data to identify those keywords that are most likely to generate the highest return on investment from search engine marketing activities. This data allows us to modify or optimize our customers’ websites so that they will be better positioned to achieve natural search rankings in the search results in major search engines.
     Commerce Division. Our Commerce division processes, manages, and supports commerce transactions between small businesses, their online and offline customers, vendors, and business partners. The Commerce division offers Merchant Services and In-Store Systems to our small business customers.
     Merchant Services. Our Merchant Services offering provides convenient and easy-to-use payment acceptance and processing solutions that are fully functional with multiple payment acceptance methods, seamless payment engine delivery, and access to short-term capital with limited credit requirements.

     Merchant Services delivers three principal product offerings: Gateway; Merchant Accounts; and Merchant Financing. Our Gateway product offering provides eCommerce, mail order, telephone order, and virtual point-of-sale transaction processing, and features the following core products:
•	Electronic Check Processing — Allows merchants to accept checks from consumers over the Internet or by phone, including comprehensive online paperless check processing.

•	eCommerce Card Processing — Provides all of the service and functionality needed to start accepting major credit cards online, including Visa, MasterCard, American Express, Discover, Diner’s Club, and JCB.

•	Recurring Billing Payment Processing — Enables online bill presentment and payment, providing the ability to apply payments.
     Our Merchant Accounts product offering enables retail credit card acceptance—collecting payment from consumers’ credit cards or debit cards for goods and services sold. We have partnered with J.P. Morgan Chase & Co., the nation’s largest merchant processing bank, to provide timely, secure and reliable payment processing capabilities and technologies.
     Our Merchant Financing offering provides rapid funding based on credit card receivables and a simplified funding process—requiring minimal credit qualifications and featuring easy pay-back terms and conditions.
     In-Store Systems. Our In-Store Systems offering delivers hardware and software systems and support to help hospitality and retail businesses increase revenues, reduce costs, and achieve competitive differentiation. In-Store Systems provides business management solutions for cash control, labor management, inventory control, and reporting, and features three principal product offerings: Hospitality Technology Systems, Retail Technology Systems, and Professional Services. Our Hospitality Technology Systems and Retail Technology Systems offerings deliver complete business management systems that automate and run hospitality and retail businesses via an integrated software and hardware platform, which is supported by our consulting services. Both of these product offerings feature the same core products:
•	Point of Sale (POS)—Operates the “front end” of the hospitality or retail business, providing cash control and sales mix reporting.

•	Labor Management—Manages the “back end” business functions of time keeping and labor scheduling.

•	Inventory Management—Manages the “back office” elements of purchasing, receiving, product costing, physical accounts, and actual product costs.
     Our Professional Services product offering provides comprehensive consultative support to the Hospitality and Retail Systems offerings. Independent professional service teams assess business requirements, recommend product solutions, implement and integrate solutions into customer environments, and provide all needed service and support. Professional Services features the following core capabilities:
•	Help Desk—Provides 24x7 call center support to customers/clients.

•	On-Site Service—Consultants go to customer/client locations to assess and solve technical needs.

•	Depot Service—Customers/clients mail in systems for technical assessment and repair. Service teams identify and correct problems and ship back refurbished systems.

•	Implementation-Installation—Service teams create a database of all needed customer/client information, train all management and related employees onsite, install physical placement of hardware, and provide live, in-person, support.

•	Staging—Service teams create an integrated system for customers/clients.
     Our In-Store Systems offering is authorized to sell, install and support a variety of industry-recognized software and hardware products, such as Aloha hospitality POS software, InfoTouch retail POS software, and Radiant, Epson, IBM, Javelin, NCR and Posiflex hardware. We offer Aloha and InfoTouch software support and field service, and also perform in-house refurbishing and repair of Javelin POS terminals and repair of Radiant, Epson, IBM, NCR and Posiflex hardware products.
Marketing and Sales
     Our customers are predominantly small businesses that sell products and services directly to consumers. Target customers typically have fewer than 50 employees, and are concentrated in a few vertical markets that tend to have higher volumes of sale transactions, including the retail, restaurant and hospitality, and real estate services sectors. Most of the businesses in these vertical markets are sole proprietorships, small retail chain stores or locally-owned franchisees of larger consumer-oriented businesses. Their technology needs range from creating an online presence to managing different parts of their businesses, such as marketing and sales. In 2005, our 30,000-plus small business customers attracted over 100 million visitors to their websites and transacted approximately $2 billion of sales through our Velocity Internet technology platform.
     We market and sell our Internet technology applications and solutions through three distinct approaches. First, we enter into strategic partnering arrangements with Fortune 500 companies, such as SAM’S CLUB, who “private label” our offerings and market them under their own brands. We support our partners with an inbound and outbound marketing and sales model designed to obtain courtesy customers, upgrade courtesy customers to monthly subscribers, and promote service bundles that enable our sales team to cross-sell our applications and solutions.
     We also have a direct sales model that targets small businesses that are still in the start-up phase of business—a point in time at which we believe a number of our offerings can be effectively sold. Examples include merchant processing capabilities, websites and domain names. This direct sales model utilizes an outbound marketing and sales approach that sells service bundles that are appropriate for start-up small businesses as well as for companies looking to move their businesses online or grow their online businesses. Programs also are structured and implemented to acquire courtesy customers and upgrade courtesy customers once they are familiar with our offerings. A demonstration of our direct sales model can be viewed at www.innuitydirect.com.
     In our third approach, we foster direct customer relationships with larger companies who have a natural interest and need for selected Innuity offerings. We sell higher value offerings such as search engine optimization services to customers such as 3M and ADP and point-of-sale systems to customers such as Jamba Juice, It’s a Grind, and Red Robin. To address this portion of the market, we employ business development teams focused on creating high-value strategic partnerships and outcomes.
Competition
     We face competition in every aspect of our business, but there are few, if any, market leaders offering a full suite of on-demand, integrated Internet technology applications and solutions for small businesses. There are a number of smaller, single-application vendors that offer applications addressing a specific promotion or commerce need of small businesses. There are also larger, better known companies offering products that address a specific set of promotion and/or commerce needs of small businesses. We face competition in our promotion and commerce product lines from new market entrants with new technologies, as well as from established vendors looking to expand their offerings, in the following categories:
•	Website Services—companies such as Yahoo Small Business, Microsoft Office Live, Website Pros, Interland, Go Daddy, Verio, 1&1 and Network Solutions.

•	Lead Generation Services—companies such as Yahoo Small Business, Google, Microsoft, iCrossing, iProspect, SEO.com, Local Launch!, Marchex (Traffic Leader) and local SEO companies.

•	Merchant Services—online companies such as Versign, Authorize.net, PayPal, Heartland Payment Systems, iPayment, CyberSource, Global Payments, Verus (The Sage Group), and Innovative Merchant Services (Intuit), as well as offline competitors such as Bank of America, Chase Manhattan Bank, Wells Fargo and small independent sales organizations.

•	In-Store Systems—integrated equipment and software companies such as Micros Systems, Radiant Systems; independent software vendors such as Positouch, Digital Dining, and Microsoft Retail Management System; and hardware competitors such as NCR, IBM, and Dell.
     Due to relatively low barriers to entry in our industry and the significant market opportunity the small business market represents, we expect the intensity of competition to increase in the future from established and emerging companies. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formation of alliances among industry participants. Most of our existing competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, distribution and other resources than we do. Many of our competitors have more management and employees with more extensive experience, and a better ability to service customers in multiple locations. There is no assurance that we will be more successful than new entrants or existing competitors, whether or not they have greater resources than we do.
     However, we believe that we have the capability to address the following core competitive success factors in our small business target markets: the ability to develop on-demand and cost-affordable technology applications and solutions that are designed specifically for the needs of small businesses; the ability to acquire customers efficiently, such as through strategic distribution partners; the ability to successfully sell multiple applications and services to the same small business customer; the ability to offer high quality and low maintenance solutions; and the ability to integrate vertical-specific applications and services for targeted vertical markets.
Technology
     Our technology is based on scalable and secure hardware and network architecture, which has primarily been developed in-house and utilizes commercial and open source software, database and development platforms. Our platform and architecture provide management and administration efficiencies that enable us to maintain a high ratio of customers to information technology professionals, and thus to offer affordable Internet technology applications and solutions. Our Velocity Internet technology platform is designed to meet the following four objectives:
•	Support millions of small business customers, processing billions of dollars in transactions. Our applications, and the information residing in them, are accessible and controllable by the small business customer. Consumers can find small businesses, employees can run any application, and owners can manage and track information.

•	Centralize service and support. Our centralized service and support capabilities enable our small business customers to take advantage of an optimized cost structure, while providing them with a high availability of resources, redundant systems, and highly monitored security systems, advantages that previously were available only to larger companies with substantial information technology budgets.

•	Optimize and leverage hardware. Our hardware is optimized with custom software applications that achieve high performance with great scalability, giving our small business customers the direct cost and performance advantages of our centralized hardware/infrastructure. Our platform dynamically allocates hardware and other resources to a small business customer only when they are utilizing our applications, instead of permanently allocating a certain amount of resources, independent of application usage.

•	Deliver applications services on demand. Our on-demand and monthly subscription model enables small businesses to determine what applications services they need, when they need them, and when it is appropriate for them financially. As result, they have better operational control and can experience significantly lower costs.
     These objectives shaped our technology philosophy, technical directions, and overall development architecture. As a result, our Velocity Internet technology platform is built on the following critical technologies, processes, and infrastructure:
•	Application Architecture. Our application architecture has been designed with some core principles in mind. First applications are reentrant so that multiple entities can safely and dependably access our software code simultaneously. Applications are also stateless, meaning that the states (activities) of the applications reside in a database. We have designed the architecture so that speed is optimized for each state, and so that for each state there are set time parameters to accomplish the related task, with immediate shifts to additional hardware resources as needed. Additionally, all our applications are designed to use databases, and our data architecture is designed to index millions of small businesses and, for each small business, their pertinent business information. Our applications support XML for data integration, and XML is employed to move data between applications.

•	Network Architecture. Our network architecture keeps track of individual requests, providing session information to the application servers. It is designed for high security, in order to prevent hackers, prevent denial of service attacks, and block unauthorized use of the system. Designed for high availability and redundancy, the network architecture has no single point of failure.
•	Platform architecture. Our Velocity technology platform has been constructed so that it will be able to scale to serve millions of customers. Our platform consists of Intel-based commodity front-end servers utilizing industry standard software operating systems, languages and API’s (application program interfaces) including Linux, Apache, PHP, SOAP and XML. These servers run our proprietary software and are load-balanced with F5 Networks BigIP appliances. The front-end server pool is easily scalable by adding commodity servers as volume of traffic requires. The front-end servers connect to the back-end system through CISCO and Extreme Networks switches. Our back-end system consists of file and Oracle database servers. All of the back-end systems are built to scale by both upgrading hardware as processor speeds and capacity continue to increase, and partitioning any single system to multiple servers.

•	Data Center. Our technology infrastructure is located in a data center operated by a third party. Our information systems are backed up daily, and backups are taken offsite monthly. The data center feeds are dual homed and BGP routed over two main backbone connections: an OC-48 (155Mb) to ATT US, which is on a SONET ring; and a 100Mb connection to BigPipe, terminating in Canada. The data center has split physical entry points for the feeds and can route traffic down either circuit in the event a circuit fails. In the case of an electrical power failure, the data center has an uninterruptible power supply (UPS) that is dual sourced from public power and a local diesel generator. The generator starts automatically in the event of public power failure. The data center maintains an onsite fuel supply to power the generator during short-term disruptions, and has entered into contracts for priority fuel deliveries in the event of a major long-term local disruption. All equipment for routing, switching and data cabinets is also powered from the UPS, allowing operation without interruption during a public power outage.

•	Systems Security. Our security systems continuously monitor the Velocity Internet technology platform for possible vulnerabilities, as well as for possible intrusions, utilizing a combination of commercially available and open source software and services, as well as our own internally developed tools. We use industry standard protocols and systems for network security. Multiple layers of firewalls are designed to prevent unauthorized access externally and improper access to confidential information internally. We use standard encryption and authentication technology, licensed from third parties, to provide secure transmission of confidential information, such as end-user credit card numbers. Our Web servers use application-level security, limiting what transactional information is available.

•	Consumer Security. Through our customers and service providers, we collect information from consumers, such as consumer names and email aliases that enable us to personally identify consumers who visit the websites of our small business customers. In addition, consumers provide financial information, such as credit card numbers and bank account numbers, when purchasing products or services from our small business customers. We have security measures in place to protect the loss, misuse and alteration of the confidential information under our control. Only our authorized employees are permitted to have access to a consumer’s personal information and such access is limited based upon business need. We generally do not share financial information with outside parties, except to the extent necessary to provide consumers with the product or service they have purchased. We may also release specific personal information in order to comply with applicable laws and regulations and governmental proceedings, such as criminal investigations, search warrants, subpoenas or court orders. We take reasonable steps, including using industry standard encryption technology, in order to protect such personal information. However, no data transmitted over the Internet or over any wireless network can be guaranteed to be absolutely secure. As a result, while we strive to protect the personal and financial information of consumers, we cannot guarantee the security of any such information.

•	Customization and Integration. We have developed our business applications and services to require only slight, if any, customization in order to be useful to most types of small businesses in our target vertical markets. In the future, we will continue to pursue this minimal-customization objective, in order to benefit from cross-market efficiencies. In the event we acquire rather than develop future applications, we will look for similar efficiency opportunities. We also provide a developer API for our commerce applications and services so that small businesses and their vendors can integrate their custom applications with our payment gateway. Integration options include: SSL POST with name/value pairs and secure socket connection; and for Windows-based applications, a COM object is also available to simplify the integration. Sample scripts are available (e.g., Perl, C++, Visual Basic, ASP) to shorten the learning curve and speed development time.

Customers
     We target consumer-oriented small businesses, such as small retail chain stores and locally-owned franchisees of larger consumer-oriented businesses, which typically have fewer than 50 employees. We intend to continue to focus our sales and marketing efforts on a few particular vertical markets in which many small businesses operate and the volume of sales transactions tends to be higher, such as the retail, restaurant and hospitality, and real estate sectors. While we believe that any small business could benefit by using our applications and services, we believe those small businesses that have a need to integrate online functionalities with the applications and systems located on their physical premises will benefit the most from our services offerings. Our goal is to offer business applications and services to our customers at a fraction of the cost they would normally have to pay to purchase and integrate equivalent business applications and services separately through traditional vendors. During the years ended December 31, 2004 and 2005, Jamba Juice represented approximately 12.7% and 11.1%, respectively, of our revenues (on a pro forma basis combined with our recent Jadeon and 10x Marketing acquisitions).
     We offer a professional, quality-oriented customer service program to our customers. Our customer support team is on call to handle customer service inquiries and is supported by a dedicated team of developers and application specialists. For certain of our offerings, we offer personalized customer service assistance. For example, our customers who purchase In-Store Systems or Lead Generation Services are assigned an experienced account manager, who acts as the primary customer contact person and is charged with completing projects and resolving issues as they arise. For these types of customized services, in addition to face-to-face meetings, email and phone interactions, we provide regular status reports to our customers.
Intellectual Property
     We rely on a combination of trademark, copyright and trade secret laws in the U.S. and other jurisdictions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties, and rigorously control access to our proprietary technology. We do not currently have any patents or pending patent applications.
     We have filed a U.S. federal trademark application for the following trademarks: Innuity; “Small is the new big”; and Innuity Velocity. Our unregistered trademarks include FreeStarter.com, Jadeon, Merchant Partners, Optify and 10x Marketing.
     Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which an Internet technology solutions competitor might be located. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights may also be costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive for us to do business.
     Companies in the Internet, technology and business application and service industries often own large numbers of patents, copyrights and trademarks, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we grow and face increasing competition, the possibility of intellectual property claims against us will grow. Our technologies may not be able to withstand any third-party claims asserting rights to restrict their use.
Government Regulation
     We are subject to governmental regulation much like many other companies. There are still relatively few laws or regulations specifically addressed to the Internet. As a result, the manner in which existing laws and regulations should be applied to the Internet in general, and how they relate to our business in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating a variety of subject matters, including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement. To resolve some of the current legal uncertainty, we expect new laws and regulations to be adopted that may be directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general.
     Several new federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or rights of others. The CAN-SPAM Act is intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via Internet. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children, and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. As a company that provides services over the Internet, we may be subject to actions brought under any of these or future laws governing online services. Many of the services we offer via the Internet are automated and will allow our customers to transmit information over the Internet through their own websites. Because we develop and host many of these websites, we could be found liable for any improper information that our customers transmit.
     We have posted our privacy policy and practices concerning the use and disclosure of any consumer information collected on our website, www.innuity.com. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to online commerce. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business by causing a decrease in the use of our applications and services by our small business customers and thereby decreasing our revenues. Such decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before consumers can utilize our Internet technology solutions.
Employees
     As of December 31, 2005, we had 181 employees, 176 of whom were full-time employees, consisting of 14 in research and development, 33 in sales and marketing, 17 in general and administrative functions and 112 in service functions. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.
Website
     Our web site, www.innuity.com, provides access, without charge, to our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.
Item 2. Description of Property
     Our corporate headquarters are located in Redmond, Washington, where we lease approximately 5,400 square feet of space under a lease that expires in March 2008. The property is leased for a term of sixty (60) months at an average annual rent of $112,639, with a lease termination date of September 30, 2008. We also lease additional sales and support offices in Irvine, California (12,900 square feet on a month-to-month basis), Orem, Utah (5,506 square feet under a lease that expires in June 2008), San Francisco, California (3,765 square feet on a month-to-month basis), Santa Monica, California (2,400 square feet under a lease that expires in September 2008), Fresno, California (400 square feet on a month-to-month basis), and Lake Oswego, Oregon (150 square feet on a month-to-month basis). We believe that our current office space will be adequate to meet the needs of current and expected growth for the foreseeable future.
Item 3. Legal Proceedings
     From time to time we have been, and expect to be in the future, subject to legal proceedings and claims in the ordinary course of our business.
     In August 2003, we entered into a Product Line Purchase Agreement with Citysearch.com (an operating business of Ticketmaster.com) to acquire from Citysearch.com a segment of its business related to creating and hosting end-user directory websites. In exchange for the transfer to us of the hosting business and certain other material consideration, we agreed to pay Citysearch.com $2,400,000. To date, we have paid Citysearch.com approximately $1,200,000. We believe Citysearch.com has failed to fulfill its obligations under the purchase agreement and has breached certain material provisions of the agreement. As a result, in January 2006 we filed suit against Citysearch.com in the Superior Court of Washington for King County, seeking recovery of all monies paid by us pursuant to the purchase agreement. Citysearch.com removed the case to the United States District Court for the Western District of Washington, where it is currently pending. Citysearch.com has previously demanded payment of the unpaid balance of $1,200,000, and we anticipate that Citysearch.com will assert counterclaims in the pending litigation to attempt to recover those funds.

Item 4. Submission of Matters to a Vote of Securities Holders
     A special meeting of shareholders was held on December 9, 2005. At the meeting, the following two proposals were considered and approved by the shareholders of the Company:
•	approval of an amendment to our articles of incorporation to change our name to Innuity, Inc; and

•	approval of the Innuity, Inc. Amended and Restated 1999 Stock Option Plan.
     The number and only class of shares of the Company outstanding as of November 23, 2005, the record date for the meeting, was 16,371,289 shares of common stock, all of which were entitled to vote at the meeting. Votes cast on the proposals were as follows:

Matters Submitted for Vote	For	Against	Abstain
Amendment to Articles of Incorporation	12,260,418	4	0
Approval of Stock Option Plan	12,260,418	4	0
On December 12, 2005, we filed an amendment to our articles of incorporation to change our name to Innuity, Inc.

PART II
Item 5. Market For Common Equity and Related Stockholder Matters
Market Information –
     Our common stock is traded in the over-the-counter bulletin board (Symbol: “INNU”). The following table sets forth the range of high and low bid prices for the Company’s common stock on a quarterly basis for the past two full years, and reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
COMMON STOCK

Period—Fiscal Year 2005	High Bid	Low Bid
First Quarter	$5.00	$0.75
Second Quarter	$4.90	$1.02
Third Quarter	$5.25	$3.74
Fourth Quarter	$4.75	$3.32

Period—Fiscal Year 2004	High Bid	Low Bid
First Quarter	$1.65	$0.22
Second Quarter	$2.05	$0.80
Third Quarter	$1.45	$0.62
Fourth Quarter	$6.00	$0.70
Holders
     As of March 6, 2006, we had 3,069 shareholders of record.
Dividends
     We have never declared or paid any cash dividends on any class of our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table shows information about securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Number of
	Number of		securities remaining
	Securities to	Weighted-	for future issuance
	be issued upon	average exercise	under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,980,885	$ 0.38	350,800

Equity compensation plans not approved by security holders	0	N/A	0

Total	1,980,885	$ 0.38	350,800

Item 6. Management’s Discussion and Analysis or Plan of Operation
     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “estimates,” “may,” “intends,” “expects” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may also be found in the material set forth under “Business” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding the benefits and risks associated with our recent combination with Vista.com, Inc., our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, such as plans to develop or acquire certain applications or services or to build a Productivity division for our business, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.
Company Overview
     Innuity is an Internet technology company that designs, acquires, and integrates applications to deliver solutions for small business. Our Internet technology is based on an affordable, on-demand model that allows small businesses to interact simply with customers, business partners, and vendors and to manage their businesses efficiently. Using our on-demand applications, small businesses can grow their revenues, reach and serve customers, and run everyday operations.
     We deliver our Internet technology applications and solutions through our Innuity Velocity™ Internet technology platform. Employing proprietary technology and integration processes, our Velocity technology platform provides small businesses the opportunity to choose applications that are right for their businesses—individually or as an integrated suite—with minimum initial start-up costs and maintenance. With our use-based pricing, small businesses pay a monthly subscription fee for the applications they choose to use.
     Our business currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division can facilitate and improve a small business’ selling processes and transaction processing capabilities. We plan to launch a Productivity division in 2007 that will be focused on helping our small business customers improve how they manage and measure their businesses.
     Our Promotion division offerings are predominantly sold on a monthly subscription basis, with custom design and consulting services available for a fee. We believe that our monthly subscription fees are a fraction of the cost that our customers would have to pay to purchase, integrate and manage equivalent business applications and services separately through traditional vendors. Our Commerce division offerings are sold on a subscription plus per-transaction fee basis. We also sell point-of-sale, or POS, systems, and related software installation and integration services, primarily on a project basis, as well as annual and monthly POS service and maintenance agreements.
     We have made a number of strategic acquisitions that have played an important part in the growth of our business, including our merger with Source Energy Corporation and our acquisitions of the businesses of Merchant Partners.com, LLC, Jadeon, Inc., and 10x Marketing, LLC, as described below.

Source Energy Corporation
     On November 9, 2005, pursuant to an Agreement and Plan of Merger dated as of October 21, 2005, by and among the Company, Vista Acquisition Corporation, a Washington corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Vista.com, Inc., a Washington corporation (“Vista.com”), Merger Sub was merged with and into Vista.com, with Vista.com surviving as a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger agreement, we acquired all of the outstanding shares of Vista.com common stock in a stock-for-stock transaction whereby each outstanding share of Vista.com common stock was converted into the right to receive one share of our common stock. We issued 15,966,838 shares of our common stock, including 500,000 shares of our common stock to three individuals who helped facilitate the merger, in exchange for the outstanding shares of Vista.com common stock. Immediately following the effective time of the merger, there were 16,371,289 shares of our common stock outstanding. Because the shares issued to the former shareholders of Vista.com in the merger represent a controlling interest in our company, the transaction was accounted for as a reverse acquisition and Vista.com is considered the acquirer for accounting purposes. All of our historical financial statements through the date of the reverse acquisition are those of Vista.com.
Merchant Partners.com, LLC
     Effective as of January 1, 2004, we acquired all of the business assets of Merchant Partners.com, LLC (“Merchant Partners”), whose members included: John Wall, our Chief Executive Officer and one of our directors; Marvin Mall, our Chief Operating Officer and one of our directors; Douglas Merryman, President of our Merchant Services operations; and Artesian Management, Inc. (“Artesian Management”), of which John Dennis, our President and a director; and James Bland, Executive Vice President of our Promotion division, have an ownership interest of approximately 20% and 0.23%, respectively. Merchant Partners was engaged in the business of processing credit card transactions and ACH transactions for small business customers. The business assets we acquired from Merchant Partners had been previously acquired by Merchant Partners from Merchant Commerce, Inc. subject to a pre-existing security interest held by the holders of certain secured notes issued by Merchant Commerce and Innuity, Inc. (an entity unrelated to the registrant). Merchant Partners had paid aggregate consideration of $2.4 million, in the form of a note payable bearing interest at an annual rate of 4%, in exchange for the assets purchased from Merchant Commerce. None of Messrs. Wall, Mall or Merryman had an interest in Merchant Commerce or Innuity, Inc. (the unrelated entity). However, Mr. Dennis was formerly the Chief Executive Officer of Merchant Commerce, and prior to that, he was the Chief Executive Officer of Innuity, Inc. (the unrelated entity).
     As consideration for our acquisition of the business assets, the stakeholders in Merchant Partners received 1,200,000 shares of Series A Preferred Stock of Vista.com and $95,000 in cash, and we assumed liabilities of $640,564, and entered into an agent agreement, pursuant to which Merchant Partners would receive commission payments equal to thirty percent of the first $7,400,000 in gross revenues, or $2,220,000 in the aggregate, received by us from the acquired business assets, plus ten percent of gross revenues received by us from the acquired assets to the extent that such gross revenues exceed $7,400,000, over a ten-year period of time. Merchant Partners and the four members of Merchant Partners listed above assigned a substantial portion of the acquisition consideration to Artesian Management, as agent for the former secured creditors of Merchant Commerce and Innuity, Inc. (unrelated to the registrant), pursuant to an assignment of rights agreement. In connection with this acquisition, we recorded current assets of $571,191; property and equipment of $268,177; and technology of $752,362. In 2004, we made commission payments totaling approximately $296,000 to Artesian Management, with no payments being made to Merchant Partners or its individual members.
     Effective as of January 1, 2005, the stakeholders of Merchant Partners amended the original agreements so as to terminate the agent agreement and substitute in its place: (i) an 8% promissory note for $1,824,471, payable by us; and (ii) issuance of 750,000 shares of common stock of Vista.com to Artesian Management and 250,000 shares of common stock of Vista.com to each of Messrs. Wall, Mall and Merryman at a purchase price per share of $0.10; and (iii) an agreement by us to pay up to $5,000 of legal expenses incurred in connection with the amendment of the assignment of rights. In connection with this amended agreement, we recorded a prepaid royalty of $1,710,240; a corresponding note payable of $1,824,471; and common stock of $1,350,000, of which $1,200,000 was also recorded as a prepaid royalty. The prepaid royalty, which totals $2,910,240, will be amortized over 21 months, based on the original expected royalty payment obligation term. On August 8, 2005, the parties further amended and restated the 8% promissory note so as to transfer $1,074,434 in principal to an 8% convertible note, with $280,806 in principal remaining on the amended and restated 8% promissory note, with a monthly payment obligation of $13,468.
10x Marketing, LLC
     On June 6, 2005, we acquired all of the outstanding membership interests of 10x Marketing, LLC, which was engaged in the business of Internet marketing — specifically, bringing targeted Internet visitors to a small business customer’s website to buy the products and services offered by the small business. As consideration for the acquisition, the former members of 10x Marketing, LLC received 630,000 shares of common stock of Vista.com. In connection with this acquisition, we recorded current assets of $52,983;

property and equipment of $21,559; intangible assets, including software, valued at $188,538; and customer relationships valued at $437,826.
     The operations of 10x Marketing are included in our financial statements from the date of acquisition of June 6, 2005.
Jadeon, Inc.
     On June 16, 2005, we acquired all of the outstanding equity securities of Jadeon, Inc., which was engaged in the business of selling POS systems and services. The acquisition of Jadeon provides us with POS software and hardware and related servicing capabilities that we can provide to our customers. As consideration for the acquisition, the former owner of Jadeon, Inc. received 2,134,340 shares of common stock of Vista.com, a promissory note for $800,378, and $68,513 in cash. In connection with this acquisition, we recorded current assets of $1,957,714; property and equipment of $135,785; and other intangible assets of $3,504,393, including goodwill of $1,883,220 and other long-term assets of $4,950.
     The operations of Jadeon are included in our financial statements from the date of acquisition of June 16, 2005.
Critical Accounting Policies
     Management’s discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following accounting policies significantly affect the way the financial statements are prepared.
Revenue Recognition
     We recognize revenue when customers are billed or when payment is received (for debit/credit card and ACH arrangements) from customers for services that have been provided and goods or products have been delivered. In the case where a long-term project is undertaken, we recognize revenue according to the terms of the contract or based on the percentage of completion method. These revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer no longer has the right of return, the fee is fixed or determinable, and collection has been made or is probable.
     Under multiple element arrangements, where each element is separately stated, sold and priced, we allocate revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Our VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value.
     We record revenue from four major sources of activities and services:
     Subscriptions and Maintenance Support—Includes monthly subscription fees for the use of online applications and services and periodic maintenance service agreements (providing the customer with technical and systems support). Subscriptions for online applications and services include the following: website design and hosting, customer and partner setup, customer and partner support, domain names, search engine optimization, technology licenses and fixed gateway fees. We recognize these revenues each month or ratably over the contract period as services are performed. If the customer pays in advance of the services or support, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the service and/or support is provided.
     Transaction Processing and Affiliate (Reseller) Programs—Includes debit/credit card and ACH processing fees (fixed amount charged for each transaction), financing fees, merchant fees, traffic (online visits to a customer’s website), ATM fees, fees derived from providing affiliates/partners with gateway related services, and debit/credit card and ACH processing (discount based on a percentage of the transaction value) fees. These fees can be generated directly by our operations or through an affiliate agreement. We recognize these revenues at the time the transaction has been completed and funds have been posted to the our account or at the time of payment by the affiliate. If the customer pays in advance for processing services, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the services are provided
     Professional Services—Includes contractual agreements where the customer agrees to pay us based on time and/or materials for a specific project or period. Customers may be billed or their debit/credit cards charged before or after services have been rendered (depending on contractual arrangement). We recognize these revenues as work is completed and/or contractual milestones are met. If the customer pays in advance of the services, the advance payment is recorded as deferred revenue and amortized as the work is completed and/or contractual milestones are met. We recognize revenue for long-term contracts based on the milestones established within the terms of the contract or the percentage of completion method.
     Systems Sales—Includes point-of-sale hardware, software and services (collectively, POS systems) related to the integration, staging, and installation of the POS systems. We recognize revenues from the sale of POS systems at the time the customer takes possession of and title to the equipment and software and the customer has no further right of return. We recognize revenues from installation when the system has been installed and we have no further obligations.
Allowance for Doubtful Accounts
     We maintain a reserve for doubtful accounts, which is for estimated losses resulting from uncollectible accounts receivable. In addition, if the ability to collect becomes doubtful on any receivable, a reserve is set up for the entire amount of such receivable. Management estimates the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.
Long-Lived Assets
     We review long-lived assets such as property, equipment, and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the impairment or disposal of long-lived assets”, we use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the year ended December 31, 2004, based on our impairment evaluation, we recorded an impairment of an intangible asset related to customer contracts acquired of $757,278.
Goodwill
     Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with SFAS No. 142, “Goodwill and other tangible assets”. We perform this annual test as of December 31st of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that an impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an unanticipated change in the competitive environment, recurring losses incurred by the business unit, or a decision to change the operations or dispose of a reporting unit.
     The first step in this evaluation process is to determine if a potential impairment exists and, if required from the results of this first step, a second step measures the amount of any impairment loss. The computations required by the first and second steps require a number of estimates and assumptions. In completing the first step, we determine the fair value of the reporting unit that is being evaluated. In determining the fair value, we generally calculate value using the present value of management’s estimates of future cash flows or through the use of an independent valuation specialist.
     If the first step indicates a potential impairment of a reporting unit, the second step requires an estimation of the implied fair value of the reporting unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this, we determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If the value of goodwill calculated in the second step is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.
     As of December 31, 2005, goodwill of $1,833,220 is included on our consolidated balance sheet, relating to our acquisition of Jadeon, Inc. We had no goodwill recorded on our consolidated balance sheet as of December 31, 2004. We did not record any expense relating to the impairment of goodwill for the years ended December 31, 2005 and 2004 based on the evaluation process discussed above.

Stock-Based Compensation
     We account for stock options granted to employees under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” and have adopted the disclosure-only provisions of Statement of SFAS No. 123, “Accounting for Stock-Based Compensation”. In December 2004, Financials Accounting Standard Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, and requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards. SFAS No. 123(R) is effective as of the first reporting period beginning after December 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. We expect the implementation of the provisions of this standard to have effects on our future financial statement presentation similar to those presented under Stock-Based Compensation. We calculate the fair value of options and warrants granted by using the Black-Scholes option pricing model.
Results of Operations
For the year ended December 31, 2005 compared to the year ended December 31, 2004
Revenues
     Our revenue-generating abilities changed significantly upon the purchase of Jadeon and 10x Marketing in June 2005. Revenues from these acquired businesses are included in the consolidated operations from their respective dates of acquisition through December 31, 2005. All of our revenues prior to the purchase of Jadeon were from services. We did not begin selling POS systems until we acquired Jadeon in June 2005. Revenues increased by $8,322,013, or 201%, to $12,465,601, for the year ended December 31, 2005, from $4,143,588 for the year ended December 31, 2004. Of the $12,465,601 revenues for the year ended December 31, 2005, $3,849,581 were related to POS systems and $8,616,020 were related to services. The increase in revenues was mainly due to the acquisitions of Jadeon and 10X Marketing. The acquisition of Jadeon added POS systems revenues of $3,849,581, and services revenues of $2,910,153, during the portion of the year in which we owned this business. The acquisition of 10x Marketing added services revenues of approximately $565,838 during the portion of the year in which we owned this business.
     We intend to grow our revenues through pursuit of the following key strategies: expanding our sales, marketing and distribution efforts, both through private label partners and on a direct basis; focusing on key vertical markets, such as retail, restaurant and hospitality, and real estate services; expanding and integrating the applications that we will offer in our three divisions (promotion, commerce, and productivity); enabling integration of third-party onsite systems and applications with our Internet technology platform; and increasing the number of applications and services used by our customers.
Cost of Revenue
     Our cost of revenue as a percentage of revenue for the years ended December 31, 2005 and 2004 was approximately 55% and 53%, respectively. Cost of revenue increased $4,634,808, or 209%, to $6,849,860 for the year ended December 31, 2005 from $2,215,052 during 2004. The increase in cost of revenue was primarily due to the significant increase in revenues as discussed above. During the years ended December 31, 2005 and 2004, the amount of non-cash compensation relating to share-based payments that are attributable to cost of revenues was $69,635 and $7,966, respectively. Cost of revenue as a percentage of revenue increased mainly due to increased personnel costs and the acquisition of 10x Marketing and Jadeon. The systems and services revenues of Jadeon and the services revenues of 10x Marketing have a higher cost of revenue than our traditional services due to the costs associated with hardware systems and higher labor costs associated with the delivery of services for both Jadeon and 10x Marketing. We expect future cost of revenues as a percentage of revenues to be higher than our historical percentages.
General and Administrative
     General and administrative expenses increased from $1,323,187 during the year ended December 31, 2004 to $7,695,290 during 2005. As a percentage of revenue, general and administrative expenses increased from 32% in the year ended December 31, 2004 to 62% in 2005. General and administrative expenses increased mainly due to our ongoing efforts to implement our growth strategies, including our efforts to locate and acquire acquisition targets, our pursuit of licensing opportunities, completion of the reverse acquisition with Source Energy, integration of the Jadeon and 10x Marketing businesses into our operations, and efforts to raise capital. The significant components of general and administrative expenses are stock based compensation, labor costs, property costs, consulting and professional fees, and travel. The increase in general and administrative expense from 2004 to 2005 was primarily due to increased stock based compensation which rose from $345,690 to $3,353,250 labor costs (including benefits), which rose from $353,985 to $1,312,756, and increased consulting and professional fees, which rose from $152,954 to $1,508,150. These increased costs primarily relate to the acquisitions that took place in 2005 and building the necessary infrastructure to allow us to continue our strategic growth strategy and meet the reporting requirements of a publicly traded company.
Sales and Marketing
     Sales and marketing expenses increased from $1,077,947 during the year ended December 31, 2004 to $3,484,548 during 2005. As a percentage of revenue, sales and marketing expenses increased from 26% in the year ended December 31, 2004 to 28% in 2005, primarily as a result of increased marketing efforts and increased sales commissions. The significant components of sales and marketing expense are the direct payroll and related travel expenses of our sales, marketing and customer support staff, and development of product brochures and marketing materials. During the years ended December 31, 2005 and 2004, the amount of non-cash compensation attributable to sales and marketing was $333,123 and $6,398, respectively.
Research and Development
     Research and development expenses increased by $506,154, but decreased as a percentage of sales by 8%, to $1,240,527 for the year ended December 31, 2005, from $734,373 for 2004. These increased costs were primarily a result of development of new services offerings, and integration of the products and systems from our acquisitions of Merchant Partners, Jadeon and 10x Marketing. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative expenses. We are committed to invest significant resources for the continuing development of the suite of applications and services provided to our customers. During the years ended December 31, 2005 and 2004, the amount of non-cash compensation attributable to research and development was $45,277 and $10,250, respectively.
Royalty Expense
     In 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty is being amortized over 21 months. The total amount of royalty expense we recorded during the year ended December 31, 2005 was $1,662,994. Our prepaid royalty at December 31, 2005 was $1,247,246, with a remaining life of 9 months.
Amortization of Intangibles
     During 2003, we acquired customer contracts for certain end-user websites in exchange for a note payable of $2,257,276, net of a discount of $142,724. Amortization expense related to the customer contracts, based on the initial life of the agreement of two years, was $1,100,000 in the year ending December 31, 2004. The remaining amount of $757,278 was determined to be impaired as of December 31, 2004, therefore no additional amortization expense related to this asset was recorded subsequent to December 31, 2004. Additionally, in connection with the Merchant Partners acquisition, we recorded intangible assets in the form of software of $752,362. Amortization of the software during the years ended December 31, 2005 and 2004 was $150,472 in each year. During May of 2005, we recorded an intangible asset of $100,000 related to the acquisition of a domain name registrar, Aloha Webservices. These domain name registrar rights are being amortized over the estimated useful life of the asset, which is one year. As a result of the 10x Marketing acquisition, we recorded intangible assets of $626,364, including software of $188,538 and customer relationships of $437,826. These intangible assets are being amortized over their estimated useful lives, which is three years. As a result of the Jadeon acquisition, we recorded intangible assets $3,504,393, including $1,833,220 of goodwill, customer contracts and relationships of $1,639,173, and distribution rights of $32,000. These intangible assets are being amortized over their estimated useful lives, which is three years. Amortization for the year ended December 31, 2005 was $628,893 and relates to intangible assets recorded in connection with the Jadeon and 10x Marketing acquisitions and the Aloha Webservices acquisition. Because these acquisitions occurred in May and June 2005, the amortization expense was calculated based on the number of days from the date of each acquisition through December 31, 2005.
Interest Expense
     Interest expense increased to $294,310 for the year ended December 31, 2005 from $146,288 for 2004. This increase was attributable to an increase in the outstanding principal balance of outstanding notes payable. We made principal payments on notes payable and capital leases of $714,254 during the year ended December 31, 2005, compared to $850,000 for 2004.

Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through borrowings and equity investments. In 2004, we received approximately $1.4 million from the sale of Series A convertible preferred stock. Through December 31, 2005, we received approximately $3.5 million from the sale of convertible notes, and converted other debt totaling $1.1 million into the new 8% convertible notes.
     Our operating activities used cash of $3,537,052 during the year ended December 31, 2005 compared to $608,182 of cash used during 2004. Cash consumed by operating activities in the year ended December 31, 2005 consisted primarily of the net loss from operations of $9,366,030, adjusted for $3,762,576 of stock-based compensation, $865,098 of depreciation and amortization, $105,539 of accretion of discount on a note payable, $32,000 of bad debt expense and $24,791 of a gain on the sale of assets acquired in the purchase of Source Energy. Net cash consumed by operating activities in the year ended December 31, 2004 consisted primarily of the net loss from operations of $3,361,009, adjusted for depreciation and amortization of $1,404,807, accretion of a discount on a notes payable of $81,338 and $362,338 of stock based compensation, and $757,278 of an impaired asset.
     Our investing activities supplied $478,667 in the year ended December 31, 2005, compared to using $51,540 during 2004. We had $109,320 of capital expenditures in the year ended December 31, 2005, an increase from $96,022 in 2004. In the near term, we intend to upgrade our Oracle licenses and various servers in a plan to enhance our overall IT infrastructure. We expect these upgrades and enhancements will require expenditures of over $1.2 million during the next six to twelve months. We may also be required to lease additional data center space and duplicate our present servers in a separate facility. If this expansion is implemented, we expect these capital expenditures would require an additional $1 million. We recently obtained a $1 million equipment lease line of credit to facilitate these activities, but may be required to raise additional capital or obtain additional lines of credit if we initiate all of these expansion activities.
     Financing activities provided $3,567,938 and $785,500 of cash in the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, we received approximately $3.5 million of net proceeds from the issuance of 8% convertible notes payable. During the year ended December 31, 2004, we received $1.4 million of net proceeds from the sale of Series A convertible preferred stock. We also had payments of $595,532 and $100,000, and net receipts of $0 and $200,000, on related party notes payable during the years ended December 31, 2005 and 2004, respectively. We also had payments of $750,000 on other notes payable during the year ended December 31, 2004, and payments of $107,508 during 2005. We had proceeds from a line of credit of $489,515, and proceeds from the sale of common stock of $223,627, during the year ended December 31, 2005.
     Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2005 expressed substantial doubt about our ability to continue as a going concern. As of December 31, 2005, we had current assets of $5,309,874 and current liabilities of $7,527,956, resulting in a working capital deficit of ($2,218,082). As noted above, our ability to continue as a going concern is dependent on our ability to obtain additional debt or equity financing. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds in order to continue operations for the remainder of 2006. There can be no assurance that we will be able to increase revenue, that we will be able to generate positive cash flow, or that we will be able to raise additional funds for continuation of operations in 2006.
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 123 (revised 2004), “Shared-Based Payment.” SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and supersedes the intrinsic value method of accounting that had applied under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and was permitted under SFAS No. 123 as originally issued.
     The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement No. 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., our fourth quarter 2005). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this revised Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. We are continuing to evaluate the impact of adoption of this pronouncement, which must be adopted in the first quarter of our fiscal year 2006.
     As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement No. 153 to address the accounting for non-monetary exchanges of productive assets. SFAS No. 153 amends APB No. 29, “Accounting for Non-monetary Exchanges”, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement No. 153, non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement No. 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. We will adopt this Statement in fiscal 2006, and do not expect its adoption to have a material impact on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle or when an accounting pronouncement does not include specific transition provisions and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. We implemented this standard on January 1, 2006 and we do not expect that it will have a material impact to the Company.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Contractual Obligations and Commitments
     At December 31, 2005, we were obligated under operating leases, for our Redmond, Washington, Bellingham, Washington, Orem, Utah, and Santa Monica, California facilities. These leases expire in 2008, 2006, 2008 and 2008, respectively, and require payments totaling $252,526, $249,950 and $177,129 for the fiscal years of 2006, 2007 and 2008, respectively. The lease for the facilities used by Jadeon is month to month.
     We also lease various items of equipment under capital leases. As of December 31, 2005, the balance owed on these capital leases, including interest, was $97,947. Of this balance, $42,137 is owed during fiscal 2006, $35,038 during fiscal 2007 and $20,772 during fiscal 2008.
     During August 2003, we purchased a segment of CitySearch.com’s business related to creating and hosting end-user directory websites. As consideration for the purchase of this business, we signed a note payable for $2,400,000 to CitySearch.com. This note was to be paid in full by the end of August 2005. We have paid approximately $1,200,000 to CitySearch.com, with the balance of approximately $1,200,000 accrued as a current note payable. We believe Citysearch.com has failed to fulfill its obligations under its purchase agreement with us and has breached certain material provisions of the agreement. As a result, we do not intend to pay the balance of the note payable, and in January 2006 we filed suit against Citysearch.com seeking recovery of all monies paid by us pursuant to the purchase agreement. We anticipate that Citysearch.com will assert counterclaims in the pending litigation to attempt to recover the balance owing under the note payable.
     At December 31, 2005, we owed monies to several parties under notes payable.
•	We owed a note in the principal amount of $200,000 to a single entity. This note is a demand note and bears interest at the rate of 8%, and has been outstanding since February 2002.

•	We owed $4,726,088 of principal to various entities. These notes accrued interest at 8% and were convertible at the option of the holders into shares of our common stock. As of March 22, 2006, all of these notes together with accrued interest of $198,781 had converted in 3,283,275 shares of our common stock.

•	On May 25, 2005, we signed a note payable in the amount of $45,000 as payment for the ability to directly register domain names. As of December 31, 2005, we owed $15,000 on this note. The note was paid in full on March 17, 2006.

•	In conjunction with the purchase of Jadeon, we issued a note payable to the former owner of Jadeon in the principal amount of $572,384, net of discount of $26,994. This discount is being amortized over the life of the note. The note bears interest at the rate of 5%, and matures in March 2015. Payments on the note are to be made quarterly based on a formula of 6% of Jadeon’s gross revenue for the quarter, or 60% of Jadeon’s net income plus amortization for the quarter; however, the payment must be not less than $45,000 per quarter.
•	We also owed a line of credit to a bank, in the amount of $489,515 at December 31, 2005. This line of credit bears interest at a variable rate equal to the bank’s prime rate and matures in May 2006. This line of credit is personally guaranteed by John Wall, our Chief Executive Officer and a member of our Board of Directors.

•	In conjunction with the conversion and cancellation of the royalty payment obligations payable to Artesian Management, we owed a note payable at June 30, 2005 of $1,824,471. This note was amended and restated as of August 8, 2005 and we owed $280,806 plus accrued interest on December 31, 2005. Interest accrues on the note at the rate of 8% and there is a minimum monthly payment obligation of $13,468. This note is now held by Seaport Ventures, LLC, Maryanne Dennis and the John and Maryanne Dennis Foundation. In the event of default, interest on the note accrues at the rate of 12% and is due and payable in full at the discretion of the note holders.
Risk Factors
     You should carefully consider, among other potential risks, the following risk factors as well as all other information set forth or referred to in this Report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.
Risks Related to Our Business
Our limited operating history makes evaluation of our business difficult.
     We commenced conduct of our current business in August 1999. We increased our revenues largely through acquisitions of other operating companies, most notably Merchant Partners in January 2004, and Jadeon and 10x Marketing in June of 2005. None of Jadeon, 10x Marketing or Merchant Partners has an operating history longer than five years, and the respective businesses have been operated together for only a short period of time. As a result, there is limited historical financial data upon which to base planned operating expenses or to forecast accurately our future operating results. Our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.
We have incurred losses since our inception, and we may not achieve or maintain profitability.
     We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At December 31, 2005, we had an accumulated deficit of approximately $28.0 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.
     As of December 31, 2005, we had a working capital deficit of approximately $2.2 million. We had no committed sources of additional capital to finance the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm dated March 17, 2006 expressed substantial doubt about our ability to continue as a going concern. For capital expenditures, we will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties, respond to competitive pressures, and pay off our outstanding convertible promissory notes, which come due in June 2007 if they do not convert into our stock before then. In addition, we will need $18,000,000 to close the acquisition of certain assets relating to the business of providing internet users local content, guides and information concerning certain cities around the world, and certain internet traffic businesses, pursuant to the Asset Purchase Agreement that we signed with Hello Metro Incorporated, Superfly Advertising, Inc., Treefrog Commerce, Inc. and

Clark Scott on March 9, 2006. The sellers may terminate the Asset Purchase Agreement if the closing has not occurred, due to our lack of financing or otherwise, on or before the date that is 30 days after the date of execution of the agreement. We cannot assure you that any financing will be available to us in connection with the asset acquisition or at any time in the future, in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, the Asset Purchase Agreement may be terminated by the sellers, and we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities. The success of our business depends on the continued growth of the Internet as a business tool for small businesses.
Expansion in the sales of our Internet technology applications and solutions will depend on the continued acceptance of the Internet as a communications and commerce platform for small businesses.
     The use of the Internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool have been harmed in the past by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of our infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform or small businesses do not continue to become Internet-enabled and maintain an online presence, the demand for our services and solutions would be significantly reduced. In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business. Providing Internet technology applications and solutions for the promotion and management of small businesses is a new and emerging market; if this market fails to develop, we will not be able to grow our business or become successful.
     Our success depends on a significant number of small businesses making the decision to adopt and use online promotion and commerce applications and services such as search engine optimization, pay-per-click campaign management, affiliate marketing management, search engine submission, permission email marketing, web analytics tools and management, domain name registration, business and e-commerce websites and custom design services. Currently, many small businesses do not have an Internet presence, and it is uncertain whether a significant demand for creating an Internet presence among small businesses will develop in the future. The market for our Internet technology applications and solutions is relatively new and untested. Our future revenues and profits are substantially dependent upon the widespread acceptance, growth, and use of the Internet and other online business promotion and management tools by small businesses. Custom website development has been the predominant method of Internet enablement to date, and small businesses may be slow to adopt our Internet technology solutions. Further, if small businesses determine that having an Internet presence does not benefit their businesses, they would be less likely to purchase other Internet-based business promotion and management services. If the market for our Internet technology applications and solutions fails to grow, or grows more slowly than we currently anticipate, or if our technology solutions fail to achieve widespread customer acceptance, our business would be seriously harmed.
Our business depends in part on our ability to provide an increasing selection of value-added Internet technology applications and solutions, many of which we do not currently possess but plan to develop internally or to provide or obtain through agreements with third parties; and our business will be harmed if we are unable to develop or offer additional Internet technology applications and solutions in a timely and cost-effective manner.
     A key element of our strategy is to combine a variety of functionalities in our Internet technology solutions offerings so as to provide small business customers with comprehensive solutions to their promotion and commerce needs. We currently provide some of these services through arrangements with third parties, and may in the future find it necessary or desirable to enter into additional arrangements for the provision, licensing or acquisition of additional services from other third parties. We believe that small businesses will eventually desire or demand certain Internet technology solutions, such as customer relationship management and back-office accounting and management applications, which we do not currently provide. Demand for additional Internet technology solutions that we do not currently have available may also develop in the future. Our ability to obtain or develop and provide these services at a low cost will be critical to the success of our business. We believe we are currently lacking some key components in our service offerings that are or will be important to many of our customers. If we are unable to develop, license, acquire, or otherwise offer through arrangements with third parties, the additional services that our customers desire, or if any of our existing or future relationships with such third parties were to be terminated, or if the economic terms of our arrangements with third parties were changed, we could lose our ability to provide key Internet technology solutions at a cost-effective price to our customers, which could cause our revenues to decline or our costs to increase.
In order to expand our Internet technology solutions offerings, we may need to license or acquire other technologies or businesses; we may find that it is difficult to identify or conclude such acquisitions on favorable terms, or to integrate future technology or business acquisitions, which could limit our growth, disrupt our business and adversely affect our operating results.
     We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future in order to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004 and the acquisitions of Jadeon and 10x Marketing in June of 2005. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, point-of-sale (POS) system installation and service capabilities and Internet marketing services. Additional acquisitions may become necessary in order for us to expand our offerings in response to evolving customer demand or competitive factors, or in order to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness. The task of integrating technologies or businesses that we license or acquire into our operations could also add significant complexity and risk to our business, and additional burdens to the substantial tasks already performed by our management team. For example, we could find it necessary to integrate different corporate cultures, disparate technologies, and multiple direct and indirect sales channels. The key personnel associated with any acquired technologies or businesses may also decide not to continue to work for us. These integration efforts may not succeed, or may distract our management from our existing business operations. Our failure to successfully manage and integrate any future technology or business acquisitions could seriously harm our business.
     We entered into an Asset Purchase Agreement on March 9, 2006, by and among Innuity and Hello Metro Incorporated, Superfly Advertising, Inc., Treefrog Commerce, Inc. and Clark Scott. If we close the transaction contemplated by the Asset Purchase Agreement, we will acquire assets relating to businesses that provide Internet users local content, guides and information concerning specific cities around the world and that buy and sell Internet traffic. This acquisition is predicated on our belief that such acquisition will produce a number of benefits for us, such as increased sales resulting from a broader service offering and a broader customer base, and potential additional revenues from the Internet traffic businesses. Achieving these anticipated benefits will depend on a number of factors, such as our ability to retain a number of existing customer and strategic partner relationships, many of which are not subject to binding contracts, and our ability to understand and execute the business in substantially the same way the sellers have executed the business to date. It is not certain that we will be able to successfully integrate our operations with the businesses to be acquired in a timely manner or at all, or that any of the anticipated benefits from this acquisition can be realized.
Our ability to integrate successfully the businesses of Jadeon and 10x Marketing with our business is uncertain.
     We will have to successfully integrate our operations with those of Jadeon and 10x Marketing in order to achieve the anticipated benefits from these recent acquisitions. We may find it difficult to integrate Jadeon’s and 10x Marketing’s operations with our operations. As a result of our acquisition of Jadeon and 10x Marketing in June 2005, we now have over seventy new employees in widely dispersed operations in California, Washington, Hawaii, Oregon and other locations, which increases the difficulty of integrating operations. Jadeon or 10x Marketing personnel may eventually terminate their employment because of the combination with us. Jadeon and 10x Marketing customers, distributors or suppliers may also terminate their arrangements with us, or demand amended terms to such arrangements. Additional challenges involved in integrating these companies include:
•	retaining existing customers and strategic partners of the acquired businesses;

•	combining all service offerings on a common technology platform;

•	retaining and integrating our management and our other key employees with those of our acquired businesses;

•	coordination of sales and marketing efforts;

•	integrating purchasing and procurement operations in multiple locations;

•	combining service offerings effectively and quickly;

•	integrating sales efforts so that customers can easily do business with us;

•	transitioning all facilities to a common information technology system;

•	offering our services and products to each other’s customers;

•	incorporating acquired technology and rights into our service offerings;

•	bringing together our marketing efforts so that the industry receives useful information about the combined service offerings; and

•	developing and maintaining uniform standards, controls, procedures, and policies for operation of the combined businesses.
     It is not certain that we will successfully integrate our operations with Jadeon and 10x Marketing in a timely manner or at all, or that any of the anticipated benefits from these acquisitions will be realized. Risks from an unsuccessful integration of either of these companies include:
•	the impairment of relationships with key employees, customers, strategic partners and suppliers;

•	the potential disruption of our ongoing business and distraction of our management; and

•	unanticipated expenses related to integration of the companies.
     We may not succeed in avoiding these risks or any other problems encountered in connection with these recent acquisitions.
Our acquisitions of Jadeon and 10x Marketing may fail to achieve the contemplated business benefits and objectives.
     The Jadeon and 10x Marketing acquisitions were predicated on our belief that such acquisitions would produce a number of benefits for the combined businesses, such as increased sales resulting from a broader service offering and the combination of customer bases, and potential cost savings from the elimination of redundant business functions. Achieving these anticipated benefits will depend on a number of factors, such as:
•	our ability to timely introduce new Internet technology applications and solutions to the small business customers of the respective companies;

•	the risk that the customers of the respective companies may not purchase the additional services offered by one of the others or may defer purchasing decisions;

•	the risk of technical difficulties or failures that would interrupt product and service offerings;

•	the risk that strategic distribution partners may terminate their relationship with us or not expand their distribution relationships, as a result of the acquisitions; and

•	the risk that, as a consequence of the acquisitions, it may be more difficult to retain key management, marketing and technical personnel after the combination.
     Even if we are able to integrate the operations of Jadeon and 10x Marketing with ours, there can be no assurance that any of the anticipated benefits will be achieved. The failure to achieve such benefits could adversely affect our business, results of operations, and financial condition.
We may not realize the anticipated benefits of the merger with Vista.com.
     Even with the merger with Vista.com completed, we, and the prospect for achieving greater value for our shareholders, will be subject to a number of risks, such as improved access to financial markets and future appreciation of our common stock or improved ability to utilize capital stock to effect licensing or acquisition transactions and incent management. As a result, the benefits of the merger may never be realized. Between January 1, 2006 and March 22, 2006, the holders of our 8% convertible promissory notes in the principal amount of approximately $4.7 million elected to convert the outstanding principal amount under such notes plus accrued interest into shares of our common stock at a conversion price of $1.50 per share. We issued an aggregate of 3,283,275 shares of common stock in connection with the conversion of the notes, which could adversely affect the trading price of our shares.
     We recently incurred substantial indebtedness, including approximately $800,000 incurred in connection with our acquisition of Jadeon and approximately $280,000 incurred in connection with the restructuring of our acquisition of Merchant Partners. We have quarterly payment obligations that are dependent upon our Jadeon division’s post-acquisition profitability and gross revenues (net of hardware sales), subject to a minimum quarterly payment obligation of $75,000. We also have minimum monthly payment obligations of approximately $13,500 in connection the restructured Merchant Partners acquisition indebtedness. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to a variety of business and other factors affecting our operations, many of which are beyond our control. The degree to which we are leveraged and remain leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Further, if we are unable to pay these obligations when they become due, or any other indebtedness that may come due or that may accelerate as a result our default under any of these debt obligations, our business could be materially harmed.
Our ability to compete successfully will depend upon the continuing development and enhancement of our Internet technology applications and solutions.
     The Internet and online promotion and commerce industries are characterized by rapid technological change, changing market conditions and customer demands. As a result, our Internet technology applications and solutions could become obsolete quickly. The introduction of competing services employing new technologies and the evolution or emergence of new industry standards could render our existing services obsolete and unmarketable. To be successful, our Internet technology applications and solutions must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. The development of systems and other proprietary technologies entails significant technical and business risk. We may encounter unexpected problems in connection with the development of our technologies, including cost overruns, bugs or software incompatibilities. Our existing technologies or those that we develop may not adequately address our customer’s business needs, or may not address those needs as well as our competitors’ service offerings. In order to remain competitive and successfully address the evolving needs of our small business customers, a significant portion of our resources will need to be expended in order to:
•	identify and anticipate emerging technological and market trends affecting the small business segment in which we do business;

•	enhance our current services offerings so as to increase their functionality, features and cost-effectiveness;

•	develop, license or acquire new applications or services that meet emerging customer needs;

•	modify our services offerings in response to changing business practices and technical requirements of our customers, as well as new regulatory requirements;

•	integrate our current and future services offerings with third-party systems and services; and

•	create and maintain interfaces to changing customer and third party systems and services.
     We must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced services offerings to our small business customers. If we are unable to expand or appropriately enhance or modify our Internet technology solutions offerings quickly and efficiently, our business and operating results will be adversely affected.
We face intense and growing competition from larger, more established companies, as well as new entrants into our market, and we may not be able to compete effectively, which could reduce demand for our services.
     The market for Internet technology applications and solutions and related products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services and products they offer. We encounter competition from a wide variety of businesses, including:
•	Website Services—companies such as Yahoo Small Business, Microsoft Office Live, Website Pros, Interland, Go

Daddy, Verio, 1&1 and Network Solutions.
•	Lead Generation Services—companies such as Yahoo Small Business, Google, Microsoft, iCrossing, iProspect, SEO.com, Local Launch!, Marchex (Traffic Leader), and local search engine optimization companies.

•	Merchant Services—online companies such as Versign, Authorize.net, PayPal, Heartland Payment Systems, iPayment, CyberSource, Global Payments, Verus (The Sage Group), and Innovative Merchant Services (Intuit), as well as offline competitors such as Bank of America, Chase Manhattan Bank, Wells Fargo, and small independent sales organizations.

•	In-Store Systems—integrated equipment and software companies such as Micros Systems, Radiant Systems; independent software vendors such as Positouch, Digital Dining, and Microsoft Retail Management System; and hardware competitors such as NCR, IBM, and Dell.
     Due to relatively low barriers to entry in our industry and the significant market opportunity the small business market represents, we expect the intensity of competition to increase in the future from established and emerging companies. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formation of alliances among industry participants. Most of our existing competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, distribution and other resources than we do. Many of our competitors have more management and employees with more extensive experience, and a better ability to service customers in multiple locations. There is no assurance that we will be more successful than new entrants or existing competitors, whether or not they have greater resources than we do.
Our future revenues may be uncertain because of reliance on third parties for marketing and distribution.
     We rely on outside sales partners to distribute our Internet technology applications and solutions, and this distribution channel has been a key source of revenue. We intend to continue to market and distribute our current and future Internet technology applications and solutions through existing and other sales relationships. There are no minimum purchase obligations applicable to any existing distributor or other sales and marketing partners, and we do not expect to have any guarantees of continuing orders. Failure by our existing and future sales and marketing partners to generate significant revenues, or our failure to establish additional distribution or sales and marketing alliances, or changes in the industry that render third party distribution networks less desirable or obsolete, could have a material adverse effect on our business, operating results and financial condition. In addition, distributors and other sales and marketing partners may become our competitors with respect to the services and products they distribute, either by developing competitive service offerings themselves or by distributing competitive service offerings. For example, resellers of our transaction processing and payment services are permitted to, and generally do, market and sell competing services. Competition from existing and future distributors or other sales and marketing partners could significantly harm sales of our Internet technology solutions.
We plan to expand our business by entering into additional distribution relationships through which our strategic partners will “private label” Innuity applications and market them under their own brands. If we are unable to maintain our existing private label distribution arrangements or if we are unable to enter into additional private label distribution arrangements, our future revenues would be significantly reduced and our expenses would increase.
     As a key element of our business strategy, we plan to continue entering into agreements with large companies under which they will market our Internet technology applications and solutions to their small business customers under their own branding. We believe these indirect distribution relationships will be critical to our business because they enable us to penetrate the small business sector with a smaller expenditure of our own resources than if we were relying solely on building our own direct sales force. Our target small business market is very fragmented and difficult to reach, and we have therefore chosen to rely on the business relationships that these large companies already have with large numbers of small businesses in order to reach our target market. We have not devoted significant resources to developing any other distribution channels, and we cannot offer any assurance to you that these distribution relationships will be successful. We do not have any long-term contracts with any of our existing customer-acquisition partners, nor do we anticipate entering into long-term contracts with any of these partners, which are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue their distribution arrangements with us. If any of our private label distribution arrangements are terminated or otherwise fail, or if we are unable to enter into additional private label distribution arrangements, our revenues would likely decline significantly and we could be required to devote substantial additional resources to the development of alternative internal resources or external channels for the direct sale and marketing of our Internet technology solutions. Our failure to build brand awareness quickly could compromise our ability to compete and grow our business.
     As a result of the anticipated increase in competition in our market, and the likelihood that some of this competition will come from companies with established brands, we believe brand name recognition and reputation will become increasingly important. Our strategy of relying significantly on arrangements with third-party customer-acquisition partners to find new customers may impede our ability to build brand awareness, as many of our customers may be under the impression that our Internet technology applications and solutions are actually owned and offered by our distribution partners with whom we have private relationships. If we do not build brand awareness quickly, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than our brands.
Most of our Internet technology applications and solutions are sold individually on a month-to-month subscription basis, and if our customers either are unable or choose not to continue to subscribe to our Internet technology applications and solutions, our revenues may decrease.
     Typically, our Internet technology applications and solutions are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions to our Internet technology applications and solutions at any time with little or no penalty. Our strategy to increase revenues and improve our profitability is partly dependent on our ability to increase revenues from existing customers by selling additional services to those customers. In each of 2004 and 2005, we experienced an annual turnover rate of approximately 31% in our customer base. Our ability to sell additional services to our existing customers, and our subscription renewal rates, may be impaired or decline due to a variety of factors, including the impact of the overall U.S. economic environment on small businesses, the services and prices offered by us and our competitors, and the degree of use of the Internet by small businesses. If we are unable to sell additional services to our existing customers, or if our renewal rates decline for any reason, our revenues may decrease and our business will be harmed.
Changes to credit card association rules or practices could adversely impact our business.
     Our credit card payment gateway does not directly access the Visa and MasterCard credit card associations because we are not a member of any of those associations. As a result, we must rely on banks and their service providers to process our payment transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with us. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to provide customers the option of using credit cards to fund their payments. If we are unable to provide a gateway for credit card transactions, our business would be materially and adversely affected.
Our reliance on suppliers and vendors could adversely affect our ability to provide our services and products to our small business customers on a timely and cost-efficient basis, which could reduce our revenues.
     We rely to a substantial extent on third parties to provide some of our equipment, software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our merchant gateway service requires the assistance of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted. In addition, we depend on our Originating Depository Financial Institution (ODFI) partner to process ACH transactions, and our ability to process these transactions would be severely impacted if we were to lose our ODFI partner for any reason.
We have faced, and may in the future face, significant chargeback liability if our small business customers refuse or cannot reimburse chargebacks resolved in favor of their customers, and we may also face potential liability for merchant or customer fraud; we may not accurately forecast or protect ourselves against these liabilities.
     We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between one of our small business customers and a cardholder is not ultimately resolved in favor of the customer, the disputed transaction is “charged back” to the customer’s bank and credited to the account of the cardholder. If we or our sponsoring banks are unable to collect the chargeback from our small business customer’s account, or if the customer refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the customer’s bank for the chargeback, we must bear the loss for the amount of the refund paid to the cardholder’s bank. We also have potential liability for losses caused by fraudulent credit card transactions. Card fraud occurs when a consumer doing business with one of our small business customers uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the consumer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small business customers that we serve are small businesses that transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because sales of this type are card-not-present transactions, these merchants are more vulnerable to credit card fraud than larger merchants. Because we target small businesses, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants. Merchant fraud occurs when a merchant, rather than a cardholder, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud could increase our chargeback liability.
On occasion, we experience increases in interchange costs; if we cannot pass these increases along to our small business customers, our profit margins will be reduced.
     We pay interchange fees or assessments to bank card associations for each transaction we process using their credit and debit cards. From time to time, the bank card associations increase the interchange fees that they charge processors and the sponsoring banks. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are unable to pass these fee increases along to our small business customers through corresponding increases in our processing fees, our profit margins will be reduced. Even if we are able to pass such fee increases along to our small business customers, we could be placed at a competitive disadvantage or lose customers as a result.
Our ability to effectively improve a website’s positioning in search rankings depends on our ability to determine and manipulate search engine algorithms; a significant change in the way these algorithms function could negatively affect our success.
     Search engines base their rankings on constantly evolving algorithms, and they frequently modify the specific criteria they use to determine a website’s ranking for a particular keyword and regularly reevaluate the websites and their rankings. Although we have never claimed detailed knowledge of how these algorithms work or how often they change, we are able to determine effective approximations by closely scrutinizing the existing algorithms and analyzing the changes we observe. In the event that a significant change to the way these algorithms functions does occur, we may experience a loss of productivity. It could take us more time than usual to determine the changes, and it is possible that our technical team may not be able to determine and adjust to them at all. Our inability to effectively evaluate the search engine algorithms would negatively affect our ability to provide successful results to our clients. Potential challenges would ensue if any or all of the following occurred:
•	search engines stop providing critical data used by our internally developed tools;

•	search engine algorithms arbitrarily prevent new sites from obtaining rankings;

•	search engine algorithms weigh new factors that are more difficult for us to control;

•	search engines implement new, anti-manipulation controls; or

•	search engines switch to an entirely fee-based system, eliminating natural rankings as currently used.
Margins on pay-per-click advertising may become too low to be profitable.
     One of the main revenue sources within the business of search engine optimization is pay-per-click advertising. In order to participate in a pay-per-click campaign, our clients bid for specific placement on search engine results lists. The minimum amount that must be paid for these paid placements is determined entirely by search engine companies. If the cost of this pay-per-click advertising for our customers becomes prohibitively expensive relative to the revenues that our customers generate from such advertising, then we may lose customers or may not be able to attract new customers and our business would be materially and adversely affected.
Hackers or ‘black-hat’ search engine optimization companies may negatively impact the public’s perception of the search engine optimization industry, which could impair our ability to maintain our current customers and attract new customers.
     The search engine optimization industry is mostly comprised of companies, such as our company, that provide services that are based on facts and objectively verifiable results. However, there are certain companies (so-called black-hatters) that engage in unethical business practices, such as keyword stuffing, cloaking, sneaky redirects and hidden text, which reflect poorly on the industry as a whole. These practices are disfavored by search engine companies and could result in a company being blacklisted by one or more search engines. These black-hatter companies may target our current and potential customers with often unrealistic and sensational performance promises. These unethical business practices may negatively affect the public’s perception of the search engine optimization industry as a whole, which could negatively impact our ability to maintain our existing customers and attract new customers.
We have grown quickly and if we fail to manage our growth, our business could suffer.
     We have rapidly expanded our operations and anticipate that further significant expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. Our employee base increased from 24 full-time employees as of January 1, 2004 to 151 full-time employees as of December 31, 2005. Such expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We anticipate that we will need to hire additional employees in order to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.
The loss of any members of our senior management could harm our current and future operations and prospects.
     We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Robert Bench, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer; and Shivonne Byrne, our Chief Marketing Officer. We do not have long-term employment agreements with any of the members of our senior management team. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of March 22, 2006, our executive officers together controlled approximately 50% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
We face significant competition for a limited supply of qualified software engineers, consultants and sales and marketing personnel.
     Our business depends on the services of skilled software engineers who can develop, maintain and enhance our service offerings, consultants who can undertake complex customer projects, and sales and marketing personnel. In general, only highly qualified, highly educated personnel have the training and skills necessary to perform these tasks successfully. In order to maintain the competitiveness of our Internet technology solutions and to meet our small business customers’ requirements, we need to attract, motivate and retain a significant number of software engineers, consultants and sales and marketing personnel. Qualified personnel such as these are in short supply and we face significant competition for these employees, from not only our competitors but also customers and other enterprises. Other employers may offer software engineers, consultants and sales and marketing personnel significantly greater compensation and benefits or more attractive career paths than we are able to offer. Any failure by us to hire, train and retain a sufficient number of qualified personnel would seriously damage our business.
We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices.
     Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology. If we are unable to protect our intellectual property, our competitors could use it to market services similar to those that we offer, which could decrease demand for our Internet technology applications and solutions. We may be unable to prevent third parties from using our proprietary assets without our authorization. We do not currently rely on patents to protect our core intellectual property, and we do not currently have any pending applications for patents in any jurisdictions inside or outside of the United States. To protect, control access to, and limit distribution of our intellectual property, we generally enter into confidentiality and proprietary inventions agreements with our employees, and confidentiality or license agreements with consultants, third-party developers, and customers. We also rely on copyright, trademark, and trade secret protection. However, these measures afford only limited protection and may be inadequate.

Enforcing our rights to our technology could be costly, time-consuming and distracting. Additionally, others may develop non-infringing technologies that are similar or superior to ours. Any significant failure or inability to adequately protect our proprietary assets will harm our business and reduce our ability to compete.
We may become a party to intellectual property infringement claims, which could harm our business.
     Because of the industry in which we operate, we may become a party to a pending lawsuit captioned Net MoneyIN, Inc. v. VeriSign, Inc., et al., U.S. District Court, District of Arizona, Case No. CIV 01-441 TUC RCC, which was brought by a company that claims to hold patents related to payment processing over computer networks. The plaintiff alleges that numerous commercially available payment processing services infringe its patents. We are currently not a party to the suit. The litigation is currently in the fact discovery phase, and no trial date has been set. If we are joined in this litigation, we may be required to enter into a royalty agreement or licensing agreement with Net MoneyIN, Inc., which may have the effect of increasing our transaction costs or lowering our margins on our payment processing services.
     From time to time, we have had and may be forced to respond to or prosecute other intellectual property infringement claims to protect our rights or defend a customer’s rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause delays in offering new services, all of which could seriously harm our business and operating results. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to make, use, sell or otherwise practice our intellectual property, whether or not patented or described in pending patent applications, or to further develop or commercialize our services in the U.S. and abroad and could result in the award of substantial damages against us. We may be required to enter into royalty or licensing agreements with third parties claiming infringement by us of their intellectual property in order to settle these claims. These royalty or licensing agreements, if available, may not have terms that are acceptable to us. In addition, if we are forced to enter into a license agreement with terms that are unfavorable to us, our operating results would be materially harmed. We may also be required to indemnify our customers for losses they may incur under indemnification agreements if we are found to have violated the intellectual property rights of others.
  Our Internet technology applications and solutions involve the storage and transmission of our small business customers’ proprietary information, as well as the personal information of their customers.
     If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.
Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming for us to resolve and may harm our business and reputation, and we could be subject to liability as a result of security breaches, service interruptions by cyber-terrorists or fraudulent or illegal use of our services.
     A disaster could interrupt the delivery of our services and solutions for an indeterminate length of time and severely damage our business. Our systems and operations are vulnerable to damage or interruption from: fire; floods; network failure; hardware failure; software failure; power loss; telecommunications; failures; break-ins; terrorism, war or sabotage; computer viruses; denial of service attacks; penetration of our network by unauthorized computer users and “hackers” and other similar events; natural disaster; and other unanticipated problems. We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers.
     Because some of our activities involve the storage and transmission of confidential personal or proprietary information, such as credit card numbers and social security numbers, and because we are a link in the chain of e-commerce, security breaches, service interruptions and fraud schemes could damage our reputation and expose us to a risk of loss or litigation and possible monetary damages. Although we employ data encryption processes, an intrusion detection system, firewall hardware and other internal control procedures to protect the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. Cyber-terrorists may attempt to interrupt our payment gateway services in attempts to extort payments from us or disrupt commerce. Our payment gateway services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards or bank accounts, identity theft or merchant fraud. We expect that technically sophisticated criminals will continue to attempt to circumvent our anti-fraud systems. If such fraud schemes become widespread or otherwise cause our small business customers to lose confidence in our Internet technology solutions in particular, or in Internet systems generally, our business could suffer. In addition, the large volume of payments that we handle for our small business customers makes us vulnerable to third party or employee fraud or other internal security breaches. Further, we may be required to expend significant capital and other resources to protect against security breaches and fraud, and to address any problems they may cause.
     Our payment system may also be susceptible to potentially illegal or improper uses. These uses may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite having taken measures to detect and lessen the risk of this kind of conduct, we cannot ensure that these measures will succeed. In addition, regulations under the USA Patriot Act of 2001 may require us to revise the procedures we use to comply with the various anti-money laundering and financial services laws. Our business could suffer if customers use our system for illegal or improper purposes or if our regulatory compliance costs increase significantly.
     We have expended, and we may be required to continue to expend, significant capital resources to protect against security breaches, service interruptions and fraud schemes. Our security measures may not prevent security breaches, service interruptions and fraud schemes and the failure to do so may disrupt our business, damage our reputation and expose us to risk of loss or litigation and possible monetary damages.
We rely heavily on the reliability, security, and performance of our internally developed systems and operations, and any difficulties in maintaining these systems may result in service interruptions, decreased customer service, or increased expenditures.
     The software and workflow processes that underlie our ability to deliver our Internet technology applications and solutions have been developed primarily by our own employees and employees of companies we have acquired. The reliability and continuous availability of these internal systems are critical to our business, and any interruptions that result in our inability to timely deliver our Internet technology applications and solutions, or that materially impact the efficiency or cost with which we provide these technology applications and solutions, would harm our reputation, profitability, and ability to conduct business. In addition, many of the software systems we currently use will need to be enhanced over time or replaced with equivalent commercial products, either of which could entail considerable effort and expense. If we fail to develop and execute reliable policies, procedures, and tools to operate our infrastructure, we could face a substantial decrease in workflow efficiency and increased costs, as well as a decline in our revenues.
     A key element of our strategy is to generate a high volume of traffic across our network infrastructure to and from our customers and distribution partners. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers. We may experience periodic systems interruptions, which could give rise to liability for losses or damages experienced by our customers, or damage to our reputation as a reliable online services provider. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade our technology, transaction-processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our network infrastructure or to timely expand and upgrade our systems and infrastructure to accommodate such increases.
Our business may be harmed by errors in our software.
     The software that we develop and license to our customers is extremely complex and contains hundreds of thousands of lines of computer code. Complex software systems such as ours are susceptible to errors. Our software design, development and testing processes are not always adequate to detect errors in our software prior to its release or commercial use. As a result, we have from time to time discovered, and we may likely in the future discover, errors in software that has been placed into commercial use for our customers. Because of the complexity of our systems and the large volume of transactions we process on a daily basis, we sometimes have not detected software errors until after they have affected a significant number of transactions. Such errors can harm our business in several ways, including the following:
•	we may suffer a loss of revenues if, due to software errors, we are temporarily unable to provide Internet technology applications and solutions to our customers;

•	we may not be paid for the applications and services provided to a customer that contain or result in errors, or we may be liable for losses or damages sustained by a customer or its subscribers as a result of such errors;

•	we may incur additional expenses to correct errors in our software, or to fund product development projects that we may undertake to minimize the occurrence of such errors in the future;

•	we may damage our relationships with customers or suffer a loss of reputation within our industry;

•	we may become subject to litigation or regulatory scrutiny; and

•	our customers may terminate or fail to renew their agreements with us or reduce the services they purchase from us.
     We currently do not have errors and omissions insurance. It is also possible that such insurance might cease to be available to us on commercially reasonable terms or at all.
If economic or other factors negatively affect the small business sector, our customers may become unwilling or unable to purchase our Internet technology applications and solutions and related products, which could cause our revenues to decline and impair our ability to operate profitably.
     Our existing and target customers are small businesses. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, and they may choose to spend their limited resources on items other than our Internet technology applications and solutions and related products. If small businesses experience economic hardship, they may be unwilling or unable to expend resources to develop their Internet presences, or to add additional capabilities for promoting or managing their businesses, which would negatively affect the overall demand for our services and could cause our revenues to decline.
If we are unable to respond to the rapid technological changes that are characteristic of our industry, our Internet technology applications and solutions may not be competitive.
     The market for our Internet technology applications and solutions is characterized by rapid changes in business models and technological features and capabilities, and we will need to constantly adapt to changing markets and technologies to provide competitive services. We believe that our future success will depend, in part, upon our ability to develop and continually adapt our services offerings to suit the needs of our target small business market. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our services obsolete or uncompetitive.
We and our small business customers must comply with complex and changing laws and regulations.
     Government regulation influences our activities and the activities of our small business customers, as well as our customers’ expectations and needs in relation to our services. Businesses that handle consumers’ funds, such as our transaction processing and payment services, are subject to numerous regulations, including those related to banking, credit cards, electronic transactions and communication, escrow, fair credit reporting, privacy of financial records and others. State money transmitter regulations and federal anti-money laundering and money services business regulations can also apply under some circumstances. The application of many of these laws with regard to electronic commerce is currently unclear. If applied to us, any of the foregoing rules and regulations could require us to change the way we do business in a way that increases costs or makes our business more complex. In addition, violation of some statutes may result in severe penalties or restrictions on our ability to engage in online commerce, which could have a material adverse effect on our business. Consumer protection laws in the areas of privacy, credit and financial transactions have also been evolving rapidly at the state, federal and international levels. As the electronic transmission, processing and storage of financial information regarding consumers continues to grow and develop, it is likely that more stringent consumer protection laws may impose additional burdens on companies like ours involved in such transactions.
Government regulation of the Internet may adversely affect our business and operating results.
     Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business could be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet. The application of these statutes and others to the Internet search and commerce industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

•	the Digital Millennium Copyright Act and its related safe harbors, are intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others;

•	the Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children, and impose additional restrictions on the ability of online services to collect user information from minors;

•	the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances; and

•	the CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.
     With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Many of the services of the Internet are automated and companies, such as ours, may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances; for example, it is possible that some courts could find strict liability or impose “know your customer” standards of conduct in certain circumstances.
     We may also be subject to costs and liabilities with respect to privacy issues. Several companies that conduct business via the Internet have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy. Additionally, foreign governments may pass laws which could negatively impact our business and/or may prosecute us for our services based upon existing laws. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business.
We may be subject to lawsuits for information displayed on our small business customers’ websites, which may affect our business.
     Laws relating to the liability of providers of online services for activities of their customers and for their customers’ advertising content is currently unsettled. Because our Internet technology applications and solutions allow customers to transmit information over the Internet on their own websites, and because we develop and host many of these websites, we may be found to be liable for any improper information that our customers transmit. Although we retain discretion to cancel the applications and services being provided to customers if we learn such content is being transmitted, there can be no guarantee that our customers will refrain from such transmission or that we will not be deemed responsible for the content being transmitted or hosted using our Internet technology solutions or infrastructure. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information that is published on the websites of our small business customers or the information that is published across our distribution network. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not be able to successfully avoid civil or criminal liability for unlawful activities carried out by small business customers. Our potential liability for unlawful activities of our customers or for the content of our customers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to expend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.
State and local governments may in the future be permitted to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the attractiveness of the Internet to our customers and potential customers, and could reduce demand for our Internet technology applications and solutions.
     In November 2004, the federal government passed legislation placing a three-year ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. Unless the ban is extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation’s expiration in November 2007. An increase in taxes may make electronic commerce transactions less attractive for small businesses, which could result in a decrease in the level of demand for our Internet technology applications and solutions.
If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any substantial efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.
We will incur increased costs as a public company which may make it more difficult for us to achieve profitability and an active trading market.
     As part of a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the SEC’s rules and regulations for “small business” issuers, which generally tend to be less demanding than those that apply to non-small business SEC reporting companies. Nonetheless, we expect that, as a result of increasing annual revenues, among other things, at some point we will no longer qualify for the “small business” regulatory regime, in which case our SEC filings will require more rigorous public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources, which increases once a reporting company is no longer eligible for “small business” reporting. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of all public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results and may make it more difficult for us to achieve profitability. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.
Risks Related to Our Common Stock
Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on Nasdaq or a national securities exchange.
     Although a trading market for our common stock exists, the trading volume has historically been insignificant, and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. Very few shares of our common stock are currently outstanding, and the amount of shares in our public “float” will continue to be limited, due to the applicability of resale restrictions under applicable securities laws on shares issued to the former shareholders of Vista.com and the fact that significant portions of our outstanding shares are held by our officers, directors or major shareholders. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of the our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board (OTCBB), lack of analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB; as a result, even if prices appear favorable, there may not be sufficient demand in order to complete a shareholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our shareholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.
     In addition, while we may at some point be able to meet the requirements necessary for our common stock to be listed on one of the Nasdaq stock markets or on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on Nasdaq or on a national securities exchange. Initial listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.
Future sales of shares of our common stock may decrease the price for such shares.
     After the one-year holding period requirement under Rule 144 expires on November 9, 2006 on the shares of our common stock issued to former shareholders of Vista.com, Inc. in the merger, or sooner if we achieve registration of part or all of those shares, a large number of shares of our common stock will be eligible for resale on the open market, many without any restrictions as to size or frequency of such sales. Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding warrants, convertible promissory notes and stock options, or reserved for issuance under our stock option plans. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of our shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.
Our stock price may be volatile, and you may lose some or all of your investment.
     The trading prices of the stock of companies in the Internet industry, as well as shares of companies listed on the OTCBB, have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors affecting the trading price of our common stock may include, among other things:
•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, or significant agreements, by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in estimates of our operating results, or changes in recommendations by any securities analysts that may follow us;

•	sales of our common stock, particularly sales by officers, directors and significant shareholders; or

•	conditions in our industry, the industries of our customers and the economy as a whole.
Our stock may be subject to regulation as a “penny stock”, which could severely limit the liquidity of your securities.
     Our common stock may be subject to regulation as a “penny stock,” which generally includes stocks traded on the OTCBB that have a market price of less than $5.00 per share. If shares of our common stock continue to trade for less than $5.00 per share, they would be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations, providing disclosure explaining the nature and risks of the penny stock market, receiving a purchaser’s written consent prior to any transaction and waiting two days before effecting the transaction. Such requirements could severely limit the liquidity of your securities.
As a result of increased trading activity occurring in our common stock prior to the announcement of the proposed merger of Source Energy and Vista.com, we may be subject to increased scrutiny by the National Association of Securities Dealers or the SEC, which could divert the attention of our management, possibly delay the effectiveness of future registration statements, adversely affect the trading market for our stock, and cause us to incur significant additional expenses.
     As a result of increased trading activity in our common stock that occurred just prior to the public announcement of the letter of intent between us and Vista.com, Inc. on April 22, 2005, NASD’s Market Regulation Department contacted each of Source Energy, Jenson Services and Vista.com, requesting information regarding persons related to each company who were in possession of nonpublic information regarding the merger discussions during the period from February 1, 2005 to April 22, 2005. All three companies provided the requested information, and each later received a second notice from the Market Regulation Department inquiring as to whether the persons related to each company who were in possession of nonpublic information regarding the merger discussions had any relationships and, if so, recent contacts with any of the individuals and entities identified by the NASD. Although several identified individuals and entities were known to persons at Source Energy and Jenson Services, and one individual was known to a person at Vista.com, each disclaimed any contact with such identified individuals and entities during the period of inquiry involving any sharing of nonpublic information regarding the merger discussions. However, there is a risk that additional information may come to light that could contradict responses given by Source Energy, Jenson Services or Vista.com to the NASD regarding the sharing of such nonpublic information. Even though Source Energy and Vista.com believe they had no connection to the increased trading activity, the NASD or the SEC could investigate this matter further, delay future registration statements or otherwise take actions that would increase compliance costs for the us, divert management’s attention from our operations, make it less attractive for NASD-member broker-dealers to engage in trading or market-making activities in our stock, and adversely affect the trading market for our stock.
Mergers of the type we completed with Vista.com in late 2005 are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.
     Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or on national securities exchange. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the National Association of Securities Dealers or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting NASD-member broker-dealers to serve as market-makers in our stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares may be negatively impacted.

Item 7. Financial Statements
     The financial statement information required by item 7 is included on pages F-1 through F-31.
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     On November 9, 2005, after the closing of the merger with Vista.com, Inc., we terminated Mantyla McReynolds as our independent auditor. Mantyla McReynolds audited our financial statements for the fiscal years ended December 31, 2004 and 2003, and on November 10, 2005, our Board of Directors approved the appointment of Hansen, Barnett & Maxwell, as our new registered public accounting firm. We filed a current report on Form 8-K with the SEC on November 10, 2005 to this effect.
Item 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of “disclosure controls and procedures” in Exchange Act Rule 15d-15(e).
Changes in Internal Controls
     There has been no change in our internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.
Item 8B. Other Information
None.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     We will file a definitive proxy statement (“Proxy Statement”) relating to our 2005 Annual Meeting of Shareholders within 120 days after the end of the fiscal year covered by this Report. The information required by this item is incorporated by reference to the Proxy Statement under the headings “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 10. Executive Compensation
     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation” and “Director Compensation.”
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”
Item 12. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 13. Exhibits
     The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit
Number	Notes	Description

2.1	(1)	Agreement and Plan of Merger, dated as of October 21, 2005, by and among Source Energy Corporation, a Utah Corporation, Vista Acquisition Corp., a Washington corporation and wholly-owned subsidiary of Source Energy Corporation, and Vista.com, Inc., a Washington corporation.

3.1	(2)	Articles of Incorporation, as amended.

3.2	†	Articles of Amendment to Articles of Incorporation.

3.3	(3)	Amended and Restated Bylaws.

4.1	(3)	Form of Warrant to Purchase Common Stock.

4.2	(3)	Form of Warrant to Purchase Common Stock.

4.3	(3)	Form of 8% Convertible Unsecured Promissory Note.

4.4	(3)	Registration Rights Agreement, dated as of June 6, by and among Vista.com, Inc. and certain parties listed therein.

10.1	†	Innuity, Inc. Amended and Restated 1999 Stock Option Plan. *

10.2	(3)	Form of Stock Option Agreement. *

10.3	(3)	Form of Common Stock Purchase Agreement. *

10.4	(3)	Stock Purchase Agreement dated as of May 17, 2005, entered into by and among Vista.com, Inc., Jadeon, Inc. and Mark LeMay.

10.5	(3)	Membership Interest Purchase Agreement, dated as of June 6, 2005, by and among Vista.com, Inc., 10x Marketing, LLC, Paul Allen, Richard Stauffer, Curtis Porritt and Tom Dalton.

10.6	(3)	Amended and Restated Assignment of Rights Agreement dated August 8, 2005, by and among Vista.com, Inc., Artesian Management, Inc. and other parties listed therein.

10.7	(3)	Lease Agreement dated as of December 23, 2003, entered into by and between Vista.com, Inc. and TIAA Realty, Inc., as amended as of February 28, 2005.

10.8	(3)	Standard Industrial/Commercial Single-Tenant Lease, dated as of August 1, 2003, by and between Bedford Investors and Jadeon, Inc.

10.9	(3)	Rental Agreement, dated as of May 26, 2004, by and between Samuel Lucido and Mark LeMay.

10.10	(3)	Lease, dated as of May 9, 2004, by and between Stoutt Executive Services, Inc. and Jadeon, Inc.

10.11	(3)	Lease dated June 6, 2003, by and between Jadeon, Inc. and Bryant Place.

10.12	(3)	Dated July 26, 2005, by and between 10x Marketing, LLC and TCU Properties II, LLC.

10.13	(3)	Loan and Security Agreement, dated as of February 18, 2005, entered into by and between Vista.com, Inc. and Comerica Bank, as amended.

10.14	(3)	Agreement dated December 16, 2004, as amended, by and between Vista.com, Inc. and BayHill Group, LC.*

10.15	(3)	Employment Agreement dated June 6, 2005, between Vista.com, Inc. and Curtis R. Porritt.*

10.16	(3)	Employment Agreement dated June 16, 2005, between Vista.com, Inc. and Mark LeMay.*

Exhibit
Number	Notes	Description

10.17	(3)	Indemnification Agreement, dated November 9, 2005, by and among Vista.com, Inc., Source Energy Corporation, Craig Carpenter and Jenson Services, Inc.

10.18	(3)	Lease Option Agreement, dated November 9, 2005, by and between Source Energy Corporation and Craig Carpenter.

10.19	(3)	Securities Purchase Agreement dated September 24, 2003, by and between The SCO Group, Inc. and John R. Wall.

10.20	†	Asset Purchase Agreement dated March 9, 2006, by and among Innuity, Inc. and Hello Metro Incorporated, Superfly Advertising, Inc., Treefrog Commerce, Inc. and Clark Scott.

21.0	†	Subsidiaries of Innuity, Inc.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on October 24, 2005.

(2)	Incorporated by reference to our Form 10-SB registration statement filed on January 26, 2000.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on November 10, 2005.

Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Principal Accountant Fees and Services.”

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNUITY, INC.

	By:	/s/ JOHN R. WALL

John R. Wall
Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2006
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. WALL	Chief Executive Officer (Principal	March 22, 2006

John R. Wall	Executive Officer), Chairman of the
Board, Treasurer and Secretary

/s/ ROBERT K. BENCH	Chief Financial Officer	March 22, 2006

Robert K. Bench	(Principal Financial and
Accounting Officer)

/s/ KEITH A. CANNON	Director	March 22, 2006

Keith A. Cannon

/s/ JOHN R. DENNIS	President, Director	March 22, 2006

John R. Dennis

/s/ HAROLD H. KAWAGUCHI	Director	March 22, 2006

Harold H. Kawaguchi

/s/ MARVIN A. MALL	Chief Operating Officer, Director	March 22, 2006

Marvin A. Mall

/s/ GREG M. STEVENSON	Director	March 22, 2006

Greg M. Stevenson

INNUITY, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
AND
FINANCIAL STATEMENTS
December 31, 2005 and 2004
Hansen, Barnett & Maxwell
A Professional Corporation
Certified Public Accountants

INNUITY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying notes are an integral part of these consolidated financial statements.

Hansen, Barnett & Maxwell
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
AND	Accounting Oversight Board
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders
Innuity, Inc.
We have audited the accompanying consolidated balance sheets of Innuity, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innuity, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, has suffered losses from operations, has had negative cash flows from operating activities, have negative working capital and a capital deficiency. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 17, 2006

INNUITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$696,997	$187,444
Restricted cash	—	300,151
Settlement deposits	529,900	149,152
Settlement receivable, net of allowance for doubtful accounts of $47,939 and $36,000, respectively	254,499	53,538
Trade accounts receivable, net of allowance for doubtful accounts of $254,106, and $52,000, respectively	1,848,819	365,155
Inventories, net of allowance for obsolete inventory of $115,141 and $0, respectively	522,600	—
Prepaid royalty	1,247,246	—
Other current assets	209,813	109,954

Total Current Assets	5,309,874	1,165,394

Property and equipment, net	347,724	224,086
Intangible Assets, net	2,370,714	601,890
Goodwill	1,833,220	—

Total Assets	$9,861,532	$1,991,370

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable	$1,595,272	$462,025
Accrued salaries and wages	406,036	168,640
Merchant settlement payable	774,975	511,994
Accrued liabilities	777,190	683,817
Deferred revenues	1,575,442	139,602
Line of credit	489,515	—
Related party notes payable, current portion, net of discount of $2,700 and $0, respectively	658,106	200,000
Long-term debt, current portion, net of discount of $0 and $57,088, respectively	1,215,000	1,242,912
Capital lease obligations, current portion	36,420	—

Total Current Liabilities	7,527,956	3,408,990

Long-Term Liabilities
Related party notes payable, net of discount of $22,944 and $0, respectively	1,470,867	—
Long-term debt, net of discount of $254,087 and $0, respectively	3,397,563	—
Capital lease obligations	52,102	—

Total Long-Term Liabilities	4,920,532	—

Total Liabilities	12,448,488	3,408,990

Commitments and Contingencies (Notes 8, 10 and 11)	—	—
Stockholders’ Deficit
Series A preferred stock; $1.00 stated value per share; no par value; 5,500,000 shares authorized; 0 shares and 4,635,948 shares issued and outstanding, respectively; liquidation preference of $0 and $4,635,948, respectively	—	4,387,114
Common stock; 35,000,000 shares authorized; par value $0.00025 per share; 16,371,289 shares and 2,597,753 shares issued and outstanding, respectively	4,093	649
Additional paid-in capital	26,430,420	13,500,506
Deferred compensation	(1,013,308)	(663,758)
Accumulated deficit	(28,008,161)	(18,642,131)

Total Stockholders’ Deficit	(2,586,956)	(1,417,620)

Total Liabilities and Stockholders’ Deficit	$9,861,532	$1,991,370

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2005	2004

Revenues
Product sales	$3,849,581	$—
Services	8,616,020	4,143,588

Total revenues	12,465,601	4,143,588

Operating expenses
Cost of product sales	2,743,334	—
Cost of services	4,106,526	2,215,052
General and administrative	7,695,290	1,323,187
Selling and marketing	3,484,548	1,077,947
Research and development	1,240,527	734,373
Royalty expense	1,662,994	—
Amortization expense	628,893	1,250,472
Impairment of intangibles	—	757,278

Loss from operations	(9,096,511)	(3,214,721)

Other income (expense)
Gain on sale of assets	24,791	—
Interest expense	(294,310)	(146,288)

Total other income (expense)	(269,519)	(146,288)

Net Loss	$(9,366,030)	$(3,361,009)

Basic and Diluted Loss Per Common Share	$(1.02)	$(1.32)

Basic and Diluted Weighted-Average Common Shares Outstanding	9,184,411	2,542,265

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31,2004 AND 2005

			Series C, Series B							Total
			and Old Series A					Deferred	Accumu-	Stock-
	Series A Preferred Stock		Preferred Stock		Common Stock		Additional	Compen-	lated	holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	sation	Deficit	Deficit

Balance — January 1, 2004	—	—	1,015,422	6,068,743	1,582,331	395	6,468,777	(62,856)	(15,281,122)	(2,806,063)
Conversion of Old Series A preferred stock to common stock	—	—	(142,856)	(90,000)	142,856	36	89,964	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(399,308)	(5,478,743)	399,308	100	5,478,643	—	—	—
Conversion of Series C preferred stock to common stock	—	—	(473,258)	(500,000)	473,258	118	499,882	—	—	—
Issuance of Series A preferred stock for cash, $1.00 per share	1,435,500	1,435,500	—	—	—	—	—	—	—	1,435,500
Issuance of Series A preferred stock for conversion of note payable to shareholder and accrued interest, $1.00 per share	2,000,448	2,000,448	—	—	—	—	—	—	—	2,000,448
Issuance of Series A preferred stock for purchase of Merchant Partners, $0.79 per share ( Note 14)	1,200,000	951,166	—	—	—	—	—	—	—	951,166
Amortization of deferred compensation	—	—	—	—	—	—	—	362,338	—	362,338
Stock options issued to employees	—	—	—	—	—	—	965,789	(965,789)	—	—
Stock options forfeited	—	—	—	—	—	—	(2,549)	2,549	—	—
Net loss	—	—	—	—	—	—		—	(3,361,009)	(3,361,009)

Balance — December 31, 2004	4,635,948	4,387,114	—	—	2,597,753	649	13,500,506	(663,758)	(18,642,131)	(1,417,620)

Preferred Series A stock issued for cash	25,000	25,000	—	—	—	—	—	—	—	25,000
Issuance of common stock for buyout of royalty agreement, $0.90 per share	—	—	—	—	1,500,000	375	1,349,625	—	—	1,350,000
Issuance of common stock to Directors and Officers, $0.90 per share	—	—	—	—	3,074,789	769	2,766,541	—	—	2,767,310
Issuance of common stock for accrued bonus, $0.912 per share	—	—	—	—	209,142	52	190,686	—	—	190,738
Issuance of common stock for purchase of Jadeon, Inc., $0.912 per share (Note 14)	—	—	—	—	2,134,340	534	1,945,984	—	—	1,946,518
Issuance of common stock for purchase of 10X Marketing, $0.912 per share (Note 14)	—	—	—	—	630,000	158	574,402	—	—	574,560
Issuance of common stock to Leasing Company, $1.956 per share	—	—	—	—	70,000	18	136,902	—	—	136,920
Issuance of common stock to Directors and Officers, $1.956 per share	—	—	—	—	93,175	23	182,227	—	—	182,250
Issuance of common stock for purchase of Source Energy					904,451	226	(181,003)			(180,777)
Conversion of Series A Preferred Stock	(4,660,948)	(4,412,114)	—	—	4,660,948	1,165	4,410,949	—	—	—
To record beneficial conversion feature on convertible notes	—	—	—	—	—	—	301,189	—	—	301,189
Stock options exercised	—	—	—	—	40,000	10	13,990	—	—	14,000
Stock warrants exercised	—	—	—	—	456,691	114	24,160	—	—	24,274
Stock options issued for services	—	—	—	—	—	—	69,122	—	—	69,122
Stock warrants issued for services	—	—	—	—	—	—	61,332	—	—	61,332
Amortization of deferred compensation	—	—	—	—	—	—	—	734,258	—	734,258
Stock options issued to employees	—	—	—	—	—	—	1,557,393	(1,557,393)	—	—
Stock options forfeited	—	—	—	—	—	—	(473,585)	473,585	—	—
Net loss	—	—	—	—	—	—	—	—	(9,366,030)	(9,366,030)

Balance — December 31, 2005	—	—	—	—	16,371,289	4,093	26,430,420	(1,013,308)	(28,008,161)	(2,586,956)

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ending December 31,	2005	2004

Cash flows from operating activities

Net loss	$(9,366,030)	$(3,361,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	865,098	1,404,807
Asset impairment	—	757,278
Accretion of discount on notes payable	105,539	81,338
Amortization of deferred compensation	734,258	362,338
Common stock, warrants and options issued for services	3,028,318	—
Bad debt provision	32,000	39,000
Gain on sale of assets	(24,791)	—
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	(380,748)	(91,693)
Trade accounts receivable	(388,506)	(89,650)
Settlement receivable	(212,961)	(92,021)
Inventories	(183,812)	—
Prepaid royalty	1,662,994	—
Other current assets	(36,982)	(61,935)
Trade accounts payable	347,196	148,430
Merchant settlement payable	262,981	107,510
Accrued salaries and wages	73,238	(158,032)
Deferred revenues	88,849	(4,013)
Accrued liabilities	(143,693)	349,470

Total adjustments	5,828,978	2,752,827

Net cash used in operating activities	(3,537,052)	(608,182)

Cash flows from investing activities
Purchase of property and equipment	(109,320)	(96,022)
Change in restricted cash	300,151	—
Purchase of intangible assets	(55,000)	—
Cash acquired in purchase of Jadeon, Inc.	498,822	—
Cash acquired in purchase of Source Energy, Inc.	144,014	—
Cash acquired in purchase of Merchant Partners	—	44,482
Cash paid for purhcase of Source Energy	(300,000)	—

Net cash provided by (used in) investing activities	478,667	(51,540)

Cash flows from financing activities
Proceeds from related party notes payable	—	200,000
Proceeds from convertible note	3,514,007	—
Increase in line of credit	489,515	—
Payments on related parties notes payable	(595,232)	(100,000)
Payments on long-term debt	(107,508)	(750,000)
Payments on capital lease obligations	(11,514)	—
Proceeds from issuance of Series A preferred stock	25,000	1,435,500
Proceeds from exercise of options and warrants	30,043	—
Common stock issued for cash	223,627	—

Net cash provided by financing activities	3,567,938	785,500

Net increase in cash and cash equivalents	509,553	125,778
Cash and cash equivalents at beginning of period	187,444	61,666

Cash and cash equivalents at end of period	$696,997	$187,444

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,	2005	2004

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$42,464	$2,628

Noncash investing and financing activities

Issuance of options and warrants	$1,557,392	$965,789
Stock options forfeited	473,584	2,549
Conversion of note payable and accrued interest to series A preferred stock	—	2,000,448
Conversion of series B preferred stock to common stock	—	5,478,743
Conversion of series C preferred stock to common stock	—	500,000
Conversion of old series A preferred stock to common stock	—	90,000
Exercise of warrants for settlement of liabilities	8,231	—
Issuance of note payable for purchase of intangible assets	45,000	—
Note payable issued as prepayment of royalties	1,824,471	—
Common stock issued as prepayment of royalties	1,350,000	—
Common stock issued for settlement of certain liabilities	230,727	—
Series A preferred stock converted to common stock	4,412,114	—
Discount on notes payable	273,497	—
Conversion of old note and accrued interest to new convertible note	137,644	—
Conversion of related party note payable to convertible note	1,074,434	—
Items lease under capital lease	93,179	—

Purchase of Merchant Partners (see Note 14)
Fair value of assets acquired	—	1,591,730
Liabilities assumed	—	(640,564)
Series A preferred stock issued	—	(951,166)

Purchase of Jadeon (see Note 14)
Fair value of assets acquired	5,602,842	—
Liabilities assumed	(3,656,324)	—
Common stock issued	(1,946,518)	—

Purchase of 10X Marketing (see Note 14)
Fair value of assets acquired	700,906	—
Liabilities assumed	(126,346)	—
Common stock issued	(574,560)	—

Purchase of Source Energy (see Note 1)
Fair value of assets acquired	194,223	—
Cash paid for acquisition	(300,000)	—
Liabilities assumed	(75,000)	—
Common stock issued	180,777	—

Sale of Source Energy Assets (see Note 1)
Forgiveness of debt	(75,000)	—
Value of assets sold	50,209	—

Gain on sale of assets	$(24,791)	$—

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Vista.com, Inc. (“Vista”) was incorporated in August 1999 in the State of Washington.
On November 9, 2005 Vista completed and closed an agreement and plan of merger dated as of October 21, 2005 with Source Energy Corp. (“Source”), whereby Vista Acquisition Corp. (“Merger Sub”), a Washington Corporation and wholly owned subsidiary of Source was merged with and into Vista. The shareholders of Vista exchanged all of the outstanding Vista common shares for 15,466,838 common shares of Source on a one-for-one share exchange basis. Because the shares issued to Vista’s shareholders in the transaction represented a controlling interest the transaction has been accounted for as a recapitalization or reverse merger with Vista being considered the acquirer.
As consideration for the merger transaction Vista issued the shareholders of Source’s 904,451 shares of Vista common stock (including 500,000 shares of Vista common stock issued to three individuals that helped in facilitating the merger transaction) and $300,000 of cash. Accordingly the historical financial statements prior to November 9, 2005 are those of Vista. In addition, the then current officers and directors of Source resigned effective as of the date of the merger and the directors and officers of Vista were appointed as Source’s officers and directors. Therefore, the consolidated financial statements for the years ended December 31, 2005 and 2004 include the results of Vista. On December 9, 2005, Source changed its name to Innuity, Inc. Innuity hereinafter is referred to as “the Company.”
The assets of Source that were acquired were cash of $144,014, accounts receivable of $9,416, state tax withholding of $3,332, property and equipment of $32,598 and a deferred tax asset of $4,715. A judgment payable of $75,000 was also assumed. After completion of the merger, the Company transferred the operating assets of Source, except for the cash, to a former officer of Source for settlement of the $75,000 judgment payable on the books of Source owed to that officer, director and major shareholder, at which time, the Company discontinued the prior business of Source. The Company recorded a gain of $24,791 on the sale of the assets.
Nature of Operations — The Company provides integrated Internet technology business applications and services to the small business market.
The Company offers a suite of software applications and professional design and support services to help customers manage and grow their businesses. This application suite allows a small business to create and manage an online store, accept transactions from its customers, process credit card and Automated Clearing House (ACH) transactions, promote its business online and communicate with customers. The Company also sells, installs and maintains point-of-sale (POS) systems for its small business customers. The POS systems consist of software applications and computer hardware systems developed by numerous vendors. In addition, the Company offers professional services focusing on technical implementation as well as hardware maintenance services and 24-hour help desk support.
The Company’s solutions are delivered to customers via a fully hosted Application Service Provider (ASP) Model that are supported by additional services including custom design, online advertising, transaction processing and technical support. The Company charges customers a monthly usage fee for access to applications.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company, all its subsidiaries and other entities in which the Company has a controlling financial interest. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised, the Company is required to consolidate any variable interest

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
entities for which it is the primary beneficiary; however as of December 31, 2005, there were none. All significant intercompany transactions and accounts are eliminated in consolidation.
Use of Estimates — In preparing the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.
Revenue Recognition — Revenue is recognized when customers are billed or when payment is received (for debit/credit card and ACH arrangements) from customers for services that have been provided and goods or products have been delivered. In the case where a long-term project is undertaken, revenue is recognized according to the terms of the contract or based on the percentage of completion method. These revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer no longer has the right of return, the fee is fixed or determinable and collection has been made or is probable.
Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value.
The Company records revenue from four major sources of activities and services:
Subscriptions and Maintenance Support — Includes monthly subscription fees for the use of online applications and services and periodic maintenance service agreements (providing the customer with technical and systems support). Subscriptions for online applications and services include the following: website design and hosting, customer and partner setup, customer and partner support, domain names, search engine optimization, technology licenses and fixed gateway fees. Revenue is recognized each month or ratably over the contract period as services are performed. If the customer pays in advance of the services or support, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the service and/or support is provided.
Transaction Processing and Affiliate (Reseller) Programs — Includes debit/credit card and ACH processing fees (fixed amount charged for each transaction), financing fees, merchant fees, traffic (online visits to a customer’s website), ATM, fees derived from providing affiliates/partners with gateway related services, and debit/credit card and ACH processing (discount based on a percentage of the transaction value) fees. These fees can be generated directly by the Company’s operations or through an affiliate agreement. Revenue is recognized at the time the transaction has been completed and funds have been posted to the Company’s account or at the time of payment by the affiliate. If the customer pays in advance for processing services, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the services are provided
Professional Services — Includes contractual agreements where the customer agrees to pay us based on time and/or materials for a specific project or period. Customers may be billed or their debit/credit cards charged before or after services have been rendered (depending on contractual arrangement). Revenues

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
are recognized as work is completed and/or contractual milestones are met. If the customer pays in advance of the services, the advance payment is recorded as deferred revenue and amortized as the work is completed and/or contractual milestones are met. For long-term contracts, revenue is recognized based on the milestones established within the terms of the contract or the percentage of completion method.
Systems Sales — Includes point-of-sale (POS) hardware, software and services (collectively POS systems) related to the integration, staging, and installation of the POS systems. The revenue from the sale of POS systems is recognized at the time the customer takes possession of and title to the equipment and software and the customer has no further right of return. The revenue from installation is recognized when the system has been installed and the Company has no further obligations.
Cash and Cash Equivalents — The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2005 and 2004, the Company had cash and deposit balances in excess of federally insured limits of $943,151 and $304,573, respectively.
Restricted Cash — As of December 31, 2005 and 2004, the Company had restricted cash balances of $0 and $300,151, respectively. These balances represent amounts held by the bank at the respective dates against potential returns related to the ACH processing. As of April 14, 2005, these funds had been released to the Company and the Company had no cash balances that were restricted.
Settlement Accounts — Settlement deposits represent cash received by the Company and held for payment of settlements payable to merchant customers. Settlement receivables represent amounts receivable from the banks from ACH and credit/debit card processing transactions for merchant customers.
Trade Account Receivable - The Company sells systems and provides services mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible. Allowances are provided for uncollectible accounts when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment plus a provision for non-customer specific defaults based upon historical collection experience. At December 31, 2005 and 2004, the allowance for doubtful accounts was $254,106 and $52,000, respectively. For the years ended December 31, 2005 and 2004, bad debt expense totaled $32,000 and $39,000, respectively.
Inventories — Inventories consist of finished computer hardware and software media which are stated at the lower of cost (first-in, first-out method) or market. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its recorded cost. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value and records a charge to cost of revenues for known and estimated inventory obsolescence.
These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, client inventory levels or competitive conditions differ from expectations. At December 31, 2005 and 2004, the Company had an allowance for obsolete inventory of $115,141 and $0, respectively. During the years ended December 31, 2005 and 2004 the Company recorded obsolescence expense of $12,385 and $0, respectively.
Prepaid Royalty — As a result of the buyout of the royalty stream due to the former stakeholders of Merchant Partners (see Note 14), the Company recorded a prepaid royalty. This prepaid royalty is being amortized over the expected life of the royalty stream which is 21 months. This balance is in current assets as of December 31, 2005.

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment — Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives. Leasehold improvements are amortized over the shorter of the life of the lease or the service life of the improvements. The straight-line method of depreciation and amortization is followed for financial reporting purposes. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the results of operations. The following table shows the estimated service lives of the various categories of assets:

Estimated
Service Lives
in Years

Infrastructure — computer equipment	3-5
Other computer equipment	3-5
Software	2-5
Capital leases	3
Furniture and fixtures	2

Intangible Assets and Goodwill - Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions (see Note 14). Intangible assets are amortized using the straight-line method over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized, but is tested at least annually for impairment using a two-step process that begins with an estimation of the fair values of the reporting units giving rise to the goodwill. Intangible assets are evaluated when events or circumstances arise that indicate the existence of an impairment.
Computer Software Costs — In its operations, the Company has spent significant resources in developing the software that enables small businesses to build their own websites and transact business over the Internet. In accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company charges all development costs to research and development until technological feasibility has been established. Technological feasibility has been established when a detail program design has been completed, or the completion of a working model. After reaching technological feasibility, additional software costs are capitalized until the software is available for general release to the customers. The Company has made the software available to the end user immediately after technological feasibility has been established; therefore, no costs associated with producing the software have been capitalized. At December 31, 2005, the Company had a balance in software costs of $604,342 which consisted of software purchased in the Merchant Partners acquisition (Note 14) and the 10x Marketing acquisition (Note 14). These software costs are being amortized over a five and three year period respectively.
Advertising costs — The Company advertises through trade shows, direct mailers and online advertising. Advertising costs are expensed when incurred. Advertising expense was $99,384 and $0 for the years ended December 31, 2005 and 2004, respectively.

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in determining whether the value of the assets are recoverable. As of December 31, 2004, the Company considered the asset that resulted from the purchase of an unrelated company’s end user websites (see Note 4) to be fully impaired. The amount of the impairment recognized during the year ended December 31, 2004 was $757,278. No impairment was necessary during the year ended December 31, 2005.
Deferred Revenue — Deferred revenue represents amounts collected prior to complete performance of professional services and customer support services. This revenue is recognized when the services are performed.
Stock-Based Compensation — As of December 31, 2005, the Company had one stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for the plan under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees", and related interpretations. During the years ended December 31, 2005 and 2004, the Company recognized compensation expense relating to the amortization of deferred compensation expense for previously issued stock options and warrants of $734,258 and $362,338, respectively. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation", to stock-based employee compensation:

For the Years Ended December 31,	2005	2004

Net loss, as reported	$(9,366,030)	$(3,361,009)
Add: Stock-based employee compensation expense included in net loss	734,258	362,338
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,015,010)	(1,664,890)

Pro forma net loss	$(9,646,782)	$(4,663,561)

Basic and diluted loss per common share as reported	$(1.02)	$(1.32)

Basic and diluted loss per common share pro forma	$(1.05)	$(1.83)

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004:

	2005	2004
Expected dividend yield	—	—
Risk free interest rate	4.15%	4.26%
Expected volatility	97%	106%
Expected life	5.0 years	5.0 years
Weighted average fair value per share	$1.33	$0.95

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes — Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the carryforward of operating losses and tax credits and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized (See note 11).
Other Comprehensive Income — There were no components of other comprehensive loss other than net loss.
Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
Business Segments and Related Information — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company currently operates in two business segments (see Note 15).
Concentrations of Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. See discussion of trade accounts receivable above.
Fair Value of Financial Instruments — The carrying value of the Company’s cash and cash equivalents, trade accounts receivable and trade accounts payable approximates their fair values due to their short-term nature. The carrying amount reported in the balance sheet for notes payable approximates its fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.
Loss Per Share — Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 5,782,519 and 2,287,280 in potentially issuable common shares at December 31, 2005 and 2004, respectively. The potentially issuable common shares at December 31, 2005 and 2004 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.
New Accounting Standards — In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS No. 123R is effective as of the first reporting period beginning after December 15, 2005. The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and loss per share if the Company had applied the fair value recognition provisions of the original SFAS No. 123R on

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed above in stock-based compensation. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, these provisions differ in some important respects.
In December 2004, FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on its consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle or when an accounting pronouncement does not include specific transition provisions and changes the requirements for the accounting for and reporting of a change accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company implemented this standard on January 1, 2006 and does not expect that it will have a material impact to the Company.
NOTE 2 — GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $9,366,030 and $3,361,009 for the years ended December 31, 2005 and 2004, respectively and had negative cash flows from operations of $3,537,052 and $608,182, respectively. As of December 31, 2005 and 2004, the Company had an accumulated deficit of $28,008,161 and $18,642,131, respectively, a working capital deficit of $2,218,082 and $2,243,596, respectively and a total stockholders’ deficit of $2,586,956 and $1,417,620, respectively.
In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In order to mitigate the risks relative to the Company’s ability to continue as a going concern, the Company intends to aggressively pursue additional distribution partners who have established small-business customer bases to explore potential acquisitions of companies that can bring incremental increases in customers and revenues and to pursue additional debt and/or equity financing. There can be no assurance that management’s plans will materialize, be successful or be on terms acceptable to the Company.
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of December 31, 2005 and 2004:

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004

Infrastructure — computer equipment	$770,441	$675,130
Other computer equipment	54,212	24,402
Software	117,786	2,382
Capital lease obligations	93,179	—
Furniture and fixtures	43,282	17,143

	1,078,900	719,057

Less: accumulated depreciation	731,176	494,971

Property and Equipment, Net	$347,724	$224,086

Depreciation expense for the years ended December 31, 2005 and 2004 was $236,205 and $154,335, respectively.
NOTE 4 — CUSTOMER CONTRACTS
On September 1, 2003, the Company acquired, from an unrelated company, customer contracts for certain end-user websites. This included 2,156 active customer web sites. The Company acquired the right to all hosting and maintenance fees relating to these contracts. The Company also purchased the rights to contracts relating to 2,951 “inactive” customer web sites. The Company issued 199,262 shares of common stock to a company that facilitated the transaction. The company that facilitated the transaction is owned in part by an officer and director and employee of the Company (see Note 9).
The Company agreed to pay $2,400,000 for the purchase of the customer contracts. This was to be paid as follows: $50,000 upon execution of the agreement, $100,000 per month for October and November 2003, $200,000 in December 2003, $150,000 in January 2004, $100,000 per month for February through July 2004, $150,000 in August 2004 and $87,500 per month during September 2004 through August 2005. The Company has imputed interest on this agreement at the rate of 8% resulting in recognizing a note payable in the amount of $2,257,276, net of a $142,724 discount. The discount was amortized through September 2005. The remaining principal balance owed of $1,200,000 matured in September 2005.
In addition to the payments above, the Company is required to pay to the unrelated company 30% of any design fees received by the Company from any customer contracts that were purchased by the Company as a part of the assets and any additional customers referred to the Company during the term of the agreement. The revenue share is required to be paid on a monthly basis.
This agreement expired on September 30, 2005. At the end of the initial agreement the parties could have agreed to renew the marketing obligations of the agreement for additional one year periods. In the event the term of this agreement was renewed after the expiration of the initial term, the Company would have paid a one-time fee of $20.00 for each customer referred that actually purchased a product or service from the Company after the expiration of the original term. Under the terms of the contract, the unrelated company had marketing obligations that dictated the unrelated company would integrate links and/or advertising on the unrelated company’s web site and/or inclusion in messaging to the unrelated company’s then-current customers who had consented to receive such messages and had not purchased

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
hosting services from the Company through the unrelated company. The unrelated company could have discontinued this service after the initial term following six-month written notice to the Company. This contract was not renewed at the end of the initial agreement.
The Company was amortizing the customer contracts (which are classified as an intangible asset) over the initial life of the agreement which was two years. At December 31, 2004, the Company assessed the carrying value of the asset and determined that, based on the future estimated cash flows of customer contracts, an impairment expense of $757,278 should be recorded. Amortization expense related to the customer contracts for the years ended December 31, 2005 and 2004 totaled $0 and $1,100,000, respectively. The unrelated company did not fulfill its obligation to the Company under the marketing portion of the agreement and the Company is currently withholding payments until the contract can be renegotiated. Because the Company discontinued payments beginning with the payment that was to occur in September 2004, the Company is in default on the note and is pursuing litigation due to non-performance by the third party.
NOTE 5 — INTANGIBLE ASSETS AND GOODWILL
Intangible Assets — The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets except goodwill as of December, 31:

		2005		2004
		Gross carrying	Accumulated	Gross carrying	Accumulated
	Estimated useful lives	amount	Amortization	amount	Amortization

Acquired software	3-5 years	$940,900	$336,558	$752,362	$150,472
Domain name registration	1 year	100,000	58,333	—	—
Distribution rights	3 years	32,000	5,778	—	—
Customer contracts and relationships	3 years	2,077,179	378,696	—	—

Total		$3,150,079	$779,365	$752,362	$150,472

Total amortization expense related to intangible assets was approximately $628,893 in 2005 and $1,250,472 in 2004. Total estimated annual amortization expense for the years ending 2006 through 2008 is shown in the following table:

Year Ending December 31,

2006	$958,044
2007	916,378
2008	496,292

Total	$2,370,714

Goodwill — During June 2005, the Company recorded $1,833,220 of goodwill in conjunction with the purchase of Jadeon, Inc. In accordance with the requirements of SFAS No. 142, the Company does not amortize goodwill. SFAS No. 142 requires the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company performs its annual impairment tests as of December 31, using a two-step process that begins with an estimation of the fair values of the goodwill. Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 fails for any of the reporting units, indicating a potential impairment, the Company would be required to

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.
The Company has performed step 1 impairment tests of recorded goodwill as of December 31, 2005, all of which indicated that the fair values of the reporting units exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.
NOTE 6 — ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004

Customer advance deposits	$284,529	$—
Accrued interest	234,662	77,030
Royalty payments	—	220,868
IRS penalties and interest	—	192,592
Merchant reserve	175,264	82,413
Settlement payable	—	50,000
Other	82,735	60,914

Total	$777,190	$683,817

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — LONG-TERM DEBT
Long-term debt consists of the following at December 31, 2005 and 2004:

December 31,	2005	2004

Note payable to an individual, interest at 8%, converted to new convertible debt in August 2005	$—	$100,000

Non-interest bearing note payable to an unrelated party, interest imputed at 8%, payments due monthly, in default, through September 2005, net of $0 and $57,088 of unamortized discount, unsecured	1,200,000	1,142,912

Convertible notes payable to individuals, interest at 8%, mature September 2007, net of $254,087 and $0 of unamortized discount, unsecured	3,397,563	—

Non-interest bearing note payable to an individual, interest at 10% if monthly payment isn’t made, monthly payments of $5,000 through March 2006, unsecured	15,000	—

Total debt	$4,612,563	$1,242,912
Less current maturities	(1,215,000)	(1,242,912)

Long-term debt	$3,397,563	$—

The following is a schedule of future minimum payments of long-term debt at December 31, 2005:

Year Ending December 31,

2006	$1,215,000
2007	3,651,650

Total	$4,866,650

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Related party notes payable consists of the following at December 31, 2005 and 2004:

December 31,	2005	2004

Notes payable to a shareholder, interest at 8%, due on demand, unsecured	$200,000	$200,000

Convertible note payable to a related party, interest at 8%, matures June 2007, unsecured	1,074,434	—

Note payable to former owner of Jadeon, interest at 5%, minimum payment of $45,000 quarterly, matures June 2016, net of discount of $25,644 and $0, unsecured	573,733	—

Note payable to a related party, interest at 8%, matures December 2009, monthly payments of $13,468 beginning September 2005, in default, unsecured	280,806	—

Total related party notes payable	$2,128,973	$200,000
Less current maturities	(658,106)	(200,000)

Long-term related party notes payable	$1,470,867	$—

The following is a schedule of future minimum payments of related party notes payable at December 31, 2005:

Year Ending December 31,

2006	$660,806
2007	1,254,434
2008	180,000
2009	59,378

Total	$2,154,618

Line of Credit — On February 18, 2005, the Company secured a line of credit from a bank. The total amount of the line of credit is $1,500,000 and is personally guaranteed by the CEO and founder of the Company. Of the credit line, $1,000,000 can be used for working capital and $500,000 can be used for ACH transactions processed by the Company. Interest accrues on the line of credit outstanding balance at a variable rate equal to the bank’s prime rate which was 7.25% at December 31, 2005. The loan is secured by the assets of the Company. In the event of default, the bank may declare the line of credit due and payable in full. At December 31, 2005, the outstanding balance on the line of credit and the amount borrowed was $489,515. This amount is due and payable in May 2006.
Other Notes — At December 31, 2004, the Company was in default on the unsecured note payable to an individual in the amount of $100,000 due to not paying the principal balance and accrued interest upon maturation of the note. On September 7, 2005, the principal and accrued interest of this note, which

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
totaled $137,644, were converted into a new 8% convertible note and were no longer considered to be in default.
From June 2005 through September 2005, the Company received cash of $3,514,007 in exchange for issuing 8% convertible notes that mature two years from the date the monies were received, net of a beneficial conversion feature of $301,189. The convertible notes are convertible into common shares at the rate of one share for each $1.50 of principal and accrued interest at the option of the note holder. If not earlier repaid or converted, the notes automatically convert at the point in time at which the Company’s common stock has been actively traded at or above $3.00 per share for ninety consecutive days. The price at which the principal and accrued interest will convert into common stock upon automatic conversion is equal to 85% of the average of the closing bid prices over the thirty-day period ending on the automatic conversion date. As of December 31, 2005 and 2004, accrued interest on the notes payable was $234,662 and $77,030, respectively.
NOTE 8 — LEASES
The Company conducts a substantial portion of its operations utilizing facilities under operating lease agreements. The Company also leases equipment under capital leases. The following is a schedule of future minimum lease payments at December 31, 2005:

	Capital	Operating
Year Ending December 31,	Leases	Leases

2006	$42,137	$252,526
2007	35,038	249,950
2008	20,772	177,129

Total future minimum lease payments	$97,947	$679,605

Less: amount representing interest	9,425

Total capital lease obligations	88,522
Less: current portion	36,420

Capital lease obligations, net of current portion	$52,102

As of December 31, 2005, the Company recorded fixed assets under capital leases totaling $93,178. The Company has recorded $12,064 of deprecation expense during the year ended December 31, 2005 on these capital leases.
Rental expense for operating leases for the years ending December 31, 2005 and 2004 were $354,613 and $189,284, respectively.
NOTE 9 — RELATED PARTY TRANSACTIONS
Related Party Notes Payable — At January 1, 2004, the Company owed the CEO and founder $1,725,000. During 2004, the CEO and founder of the Company loaned an additional $200,000 to the Company and received payments on the loans of $100,000. During 2004, the principal balance of $1,825,000 and accrued interest of $175,448 owed to the CEO and founder was converted to New Series A preferred (see Note 12) stock at the rate of one share for each $1.00 of outstanding principal and accrued interest.

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Buyout of Royalty Agreement — Effective January 1, 2005, the agent agreement discussed in Note 14 was terminated. In place of the agent agreement, the former secured creditors of Merchant Partners were issued an 8% note payable in the amount of $1,824,471 and were issued 750,000 shares of common stock. Of the note, $1,710,240 has been recorded as a prepaid expense and the remaining $114,231 was previously accrued under the agent agreement that was terminated. The note was to mature December 31, 2009. On September 14, 2005, the Company made a payment of $394,231 on the note. The Company issued the common stock to the former secured creditors of Merchant Partners at a purchase price per share of $0.10. A subscription receivable of $75,000 has been recorded which has been offset against the principal balance of the note. These shares have been valued at $0.90 per share or $675,000 and $600,000 has been recorded as a prepaid royalty. The total prepaid royalty is $2,910,240, which includes the $600,000 of prepaid royalties discussed below for the shares issued to the other three members of Merchant Partners. The prepaid royalty is being amortized over a period of 21 months which is the estimated length of the initial royalty agreement. On August 8, 2005, the former secured creditors of Merchant Partners converted $1,074,434 of the note payable issued to them effective as of January 1, 2005 into the 8% convertible note and amended and restated the existing note so that it had a remaining principal balance of $280,806. The convertible promissory note matures on June 30, 2007. The unsecured promissory note matures on December 31, 2009 and requires payment of $13,468 on the 10th of each month beginning September 10, 2005 and is currently in default.
The other three members of Merchant Partners, who are all officers and employees of the Company, each received 250,000 shares of common stock of the Company on January 1, 2005 at a purchase price of $0.10 per share in exchange for a subscription receivable totaling $75,000. These shares have been valued at $0.90 per share or $675,000 and $600,000 has been recorded as a prepaid royalty. The Company has received payment on the subscription receivable in the form of $50,000 of cash and $25,000 reduction of accrued salaries, owed to the three members.
Common Stock Issued for Services — On April 14, 2005, the Company issued 209,142 shares of common stock to an entity controlled by an officer and director of the Company for $0.10 per share when the fair value was $0.912 per share. As a result $171,664 of additional compensation expense was recorded. The purchase price was paid by the settlement of $20,914 of accrued compensation expense related to the individual.
Common Stock issued to Officers and Directors — In March of 2005, the Company issued 3,074,789 shares of common stock to officers and directors of the Company for $0.10 per share. The fair value of the stock issued was $0.90 per share or $2,767,310. Of the shares issued, 1,228,340 shares were issued for $122,834 of cash and 1,846,449 shares were issued for the settlement of accounts payable and accrued wages totaling $184,645. In association with this stock issuance, 703,374 stock options that were issued in August 2004 were cancelled and $423,533 of unvested non-cash deferred compensation was reversed. As a result of this issuance, $2,459,831 of non-cash compensation expense has been recorded.
In September 2005, an additional member was added to the board of directors. This individual was issued 93,175 shares of common stock at a purchase price of $0.47 per share. The fair value of the stock issued was $1.956 per share or $182,250. These shares were issued for cash of $43,792 resulting in $138,458 of non-cash compensation expense being recorded.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Accrued Payroll Tax Liabilities — As of December 31, 2004, the Company had accrued liabilities in the amount of $192,592 for payroll tax penalties, including interest. This entire amount was due to the federal

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
government for late payments of federal withholdings, employee and employer FICA amounts and late filings of Form 941 with the federal government. The outstanding balance was paid in full during March 2005.
Claim Against Merchant Partners — At December 31, 2004, the Company had a claim against it for space leased by the former owners of Merchant Partners in the amount of $50,000. This claim was settled during March of 2005 and was accrued in the consolidated financial statements as of December 31, 2004.
NOTE 11 — INCOME TAXES
The Company has paid no federal or state income taxes. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004

Deferred Income Tax Assets:
Amortization of Intangibles	$321,193	$792,891
Accrued liabilities	92,228	16,370
Reserves for bad debts and inventory obsolescence	155,611	—
Depreciation	9,861	—
Net operating loss carryforward	7,315,901	1,105,060

Total Deferred Income Tax Assets	7,894,794	1,914,321
Valuation allowance	(7,894,794)	(1,914,321)

Net Deferred Income Tax Asset	$—	$—

There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, no income tax benefit has been recognized for any period.
As of December 31, 2005, the Company had net operating loss carryforwards for tax reporting purposes of approximately $19,400,000. These net operating loss carryforwards, if unused, begin to expire in 2019.
The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2005 and 2004:

	2005	2004

Benefit at statutory rate (34%)	$(3,184,450)	$(1,162,153)
Non-deductible expenses	19,892	152,522
Change in valuation allowance	3,472,592	1,122,428
State tax benefit, net of federal tax benefit	(308,034)	(112,797)

Net Benefit from Income Taxes	$—	$—

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — STOCKHOLDER’S EQUITY
Reverse Stock Split — On January 20, 2004, the Company effected a one-for-seven reverse stock split related to its outstanding shares of common stock, common stock options and warrants to purchase shares of common stock. This stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented. In conjunction with the one-for-seven stock split, the capital structure of the Company was amended. The Company is authorized to issue 50,000,000 shares of stock in the aggregate which is to be divided into two different classes. Of those shares, 35,000,000 shares are designated as common shares and 15,000,000 are designated as preferred shares. Of those 15,000,000 preferred shares, 5,500,000 are designated as New Series A preferred shares having no par value and 9,500,000 shares are undesignated.
New Series A Preferred Stock — The New Series A preferred stock had a $1.00 per share stated value. Each share of New Series A preferred stock was automatically converted into common shares upon the earlier of by vote or written consent of the holders of at least a majority of the outstanding New Series A preferred shares, or immediately prior to the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933 at a public offering price equal to or exceeding $3.00 per share and with aggregate proceeds of at least $15,000,000, or upon the effectiveness of a transaction that would result in the Company’s common stock becoming subject to the periodic reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934. Effective as of November 9, 2005, the date of the acquisition with Source, at which time the Company became subject to the reporting requirements of the Exchange Act of 1934, the 4,660,948 shares of New Series A preferred stock were converted into 4,660,948 shares of common stock. The value of the shares converted was $4,412,114.
Exercise of Stock Options — During July 2005, employees of the Company exercised 40,000 options to purchase common stock. The Company received $14,000 for the exercise of these options.
Common Stock Issued for Conversion of Old Series A Preferred Stock — Effective January 20, 2004, all 142,856 shares of Old Series A preferred shares with a carrying value of $90,000 were converted into 142,856 shares of common stock. The conversion ratio was one share of Old Series A preferred stock for one share of common stock. No dividends were declared or paid on the Old Series A preferred stock.
Common Stock Issued for Conversion of Series B Preferred Stock — Effective January 20, 2004, all 399,308 shares of Series B preferred stock, with a carrying value of $5,478,743 were converted into 399,308 shares of common stock. The conversion ratio was one share of Series B preferred stock for one share of common stock. No dividends were declared or paid on the Series B preferred stock.
Common Stock Issued for Conversion of Series C Preferred Stock — Effective January 20, 2004, all 473,258 shares of Series C preferred stock with a carrying value of $500,000, were converted into 473,258 shares of common stock. The conversion ratio was one share of Series C preferred stock for one share of common stock. No dividends were declared or paid on the Series C preferred stock.
New Series A Preferred Stock Issued — From March 2004 through August 2004, the Company issued 1,435,500 shares of New Series A preferred stock for cash. The shares were issued for $1.00 per share and the total amount of cash received was $1,435,500. During 2004, the note payable to the CEO and founder of the Company totaling $2,000,448, including principal and accrued interest, was converted into

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2,000,448 shares of New Series A preferred stock or one share of New Series A preferred stock for each dollar of the note and accrued interest.
During January 2005, the Company issued 25,000 shares of New Series A preferred stock for cash. The shares were issued for $1.00 per share and the total amount of cash received was $25,000.
Common Stock issued for exercise of warrants — During 2005, 456,691 warrants were exercised, 195,431 of these warrants were exercised for $8,231 of accrued salaries and wages and 261,260 were exercised for $16,043 of cash. The weighted average exercise price of these warrants was $0.053.
Common Stock issued for Lease Agreement — On August 19, 2005, the Company signed a lease agreement with a third party. This lease line is for an amount up to $1,000,000. The lease term is for three years. As part of the lease agreement, the Company agreed to sell 70,000 shares of common stock to the leasing company at a purchase price per share of $0.10. The fair value at the time the stock was issued was $1.956 per share or $136,920. The Company recorded additional lease expense of $129,920 in conjunction with this stock issuance.
NOTE 13 — STOCK OPTIONS AND WARRANTS
Stock Option Plan — On October 22, 1999, the Company adopted the 1999 Stock Option Plan (“the Plan”) with 214,286 shares of common stock reserved for issuance there under. The Company’s Board of Directors administers the Plan and has discretion in determining the officers, key employees, directors, consultants, agents, independent contractors and advisors who receive awards, the type of awards granted (stock, incentive stock options, or non-qualified stock options), and the term, vesting and exercise prices. During 2004, the plan was amended and the Company increased the number of shares available under the Plan to 2,440,466.
Employee Grants — During the year ended December 31, 2005, the Board of Directors approved the grant of 1,455,730 stock options to various key employees. Of these options, 1,148,230 of these shares vest 25% after the first six months and an additional 6.25% after each three-month period of continuous service completed, 295,000 shares of common stock vest ratably over a one-year period and 12,500 vest immediately. Of these options, 107,000 are exercisable at $0.10 per share and 1,348,730 are exercisable at $0.47 per share. These options expire ten years from the date of issuance. In addition, in March of 2005, the Company cancelled 703,374 stock options that were issued in August 2004 in association with stock issued to key employees. In association with this cancellation, $423,533 of unvested non-cash deferred compensation was reversed. During the year ended December 31, 2005, 110,831 options to purchase common stock were forfeited by employees who left the Company. In association with these forfeitures, the Company reversed an additional $50,052 of unvested non-cash deferred compensation.
During 2004, the Company granted 1,077,007 stock options to key employees. Of the stock options granted, 725,320 are exercisable at $0.10 per share and are exercisable for a term of ten years. The remaining 351,687 stock options granted are exercisable at $0.11 per share for a term of five years. The options vest as follows: 25% six months after the date of the grant and 6.25% every three months thereafter until the options are fully vested.
Non-Employee Grants — On September 15, 2005, the Company issued 40,000 options to purchase shares of the Company’s common stock at $0.50 per share to non-employees which vest immediately and expire ten years from the date of grant. The fair value of the Company’s common stock on the date of the grant

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
was $1.956 per share. The Company valued these options using the fair value method. As a result of this option issuance, the Company recorded non-cash compensation expense of $69,122.
A summary of the stock warrant and stock option activity for the years ended December 31, 2005 and 2004 is as follows:

		Weighted		Weighted
		Average Exercise		Average Exercise
	Warrants	Price	Options	Price
Outstanding at January 1, 2004	947,920	$0.022	299,506	$0.35
Granted	—	—	1,077,007	0.10
Exercised	—	—	—	—
Expired	—	—	(23,621)	0.35
Forfeited	—	—	(13,532)	0.35

Outstanding at December 31, 2004	947,920	$0.022	1,339,360	$0.15
Granted	69,780	0.750	1,495,730	0.44
Exercised	(456,691)	0.053	(40,000)	0.35
Cancelled	—	—	(703,374)	0.10
Forfeited	(6,686)	0.350	(110,831)	0.29

Outstanding at December 31, 2005	554,323	$0.104	1,980,885	$0.38

Excercisable at December 31, 2004	947,920	$0.022	189,587	$0.35

Excercisable at December 31, 2005	554,323	$0.104	620,507	$0.32

A summary of the stock options outstanding and exercisable at December 31, 2005 follows:

	Options Outstanding
		Weighted-
		Average		Options Exercisable
Range of	Number of	Remaining	Weighted-	Number of	Weighted-
Exercise	Options	Contractual	Average	Options	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.10	429,476	8.75 years	$0.10	186,089	$0.10
$0.35 - $0.50	1,551,409	9.08 years	0.45	434,418	0.43

$0.10 - $0.50	1,980,885	9.01 years	$0.38	620,507	$0.32

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company has warrants outstanding to investors. A summary of the stock warrants outstanding and exercisable at December 31, 2005 follows:

	Warrants Outstanding
		Weighted-
		Average		Warrants Exercisable
Range of	Number of	Remaining	Weighted-	Number of	Weighted-
Exercise	Warrants	Contractual	Average	Warrants	Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.007	479,543	1.39 years	$0.007	479,543	$0.007
$0.50	55,000	1.29 years	0.49	55,000	0.49
$1.00-$1.50	19,780	3.69 years	1.39	19,780	1.39

$0.007 - $1.50	554,323	1.47 years	$0.104	554,323	$0.104

On April 20, 2005 the Company issued 50,000 warrants to purchase shares of the Company’s common stock. These warrants were issued to a company that has agreed to assist the Company in raising capital. The warrants are exercisable at $0.50 per share. The warrants are immediately exercisable and expire two years from the date of grant. The Company valued these issuances using the Black-Scholes method and recorded expense of $36,549. On September 7, 2005, the Company issued 19,780 warrants to purchase shares of the Company’s common stock. Of these warrants, 15,280 are exercisable at $1.50 per share and expire five years from the date of grant and 4,500 are exercisable at $1.00 per share and expire three years from the date of grant. All options vest immediately. The Company determined the value of these issuances using the Black-Scholes method and recorded expense of $24,783.
The fair value of stock warrants was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005:

2005
Expected dividend yield	—
Risk free interest rate	3.76%
Expected volatility	100%
Expected life	2.5 years
Weighted average fair value per share	$0.88
NOTE 14 — ACQUISITIONS
Merchant Partners Acquisition — Effective January 1, 2004, Innuity, Inc. acquired all of the assets but only certain obligations of Merchant Partners.com, LLC (“Merchant Partners”). The results of Merchant Partners operations are included in the consolidated financial statements from January 1, 2004. Merchant Partners provides Internet-based credit card and electronic check processing for businesses.
The integration of Merchant Partners represented a strategic extension of the Company’s ability to provide products and services that support small business owners throughout their entire business cycle. A key component to every small business is the ability to accept payments from their customers, and the

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
acquisition of Merchant Partners provided the Company with the ability to extend its small business services to include a variety of payment processing solutions to meet these customer needs.
The Company issued 1,200,000 shares of New Series A preferred stock for the purchase of the net assets of Merchant Partners. The Company had an independent valuation performed on the net assets purchased, including the existence of goodwill which determined the fair value of those assets to be $951,166 or $0.79 per share. Although New Series A preferred shares were issued during 2004 at $1.00 per share, the fair value of the net assets purchased was based on the independent valuation at the date the net assets were acquired. Therefore a value of $0.79 per share was attributed to the 1,200,000 new Series A preferred shares issued in the acquisition. In addition, under the terms of the asset purchase agreement, an agent agreement was in effect beginning January 1, 2004 and ending on March 31, 2014. Under terms of the agent agreement, the Company was obligated to pay the former secured creditors of Merchant Partners 30% of the first $7,400,000 in gross revenue and 10% of the gross revenue in excess of $7,400,000 from Merchant Partners after the acquisition. The agent agreement was subsequently terminated (see Note 9).
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill was not recognized in connection with the acquisition of Merchant Partners. At January 1, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Current Assets	$571,191
Property and equipment	268,177
Intangible assets	752,362

Total assets acquired	1,591,730

Current liabilities	(640,564)

Total liabilities assumed	(640,564)

Net Assets Acquired	$951,166

Aloha Webservices acquisition — On May 15, 2005, the Company purchased the rights to register domain names from Aloha Webservices. This acquisition enabled the Company to register domain names directly. The Company paid $100,000 in the form of $55,000 cash and a $45,000 note payable in monthly installments of $5,000. In conjunction with this purchase, the Company recorded an intangible asset of $100,000 that is being amortized over a one year period.
10x Marketing Acquisition — Effective June 6, 2005, the Company acquired all of the membership interests of 10x Marketing LLC (“10x Marketing”). The results of 10x Marketing’s operations are included in the consolidated financial statements from June 6, 2005. 10x Marketing provides services that enable a customer’s website to be more visible on the Internet.
The integration of 10x Marketing represented a strategic extension of the Company’s ability to provide products and services that support small business owners throughout their entire business cycle. A key component to every small business on the Internet is the ability of a company’s website to be visible and receive the maximum number of views possible. The acquisition of 10x Marketing provides the Company with the ability to enhance the visibility of its customer’s websites.

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company issued 630,000 shares of common stock for the purchase of the membership interests of 10x Marketing. Of these shares, 63,000 have been placed into escrow to secure the indemnification obligations of 10x Marketing. These shares will be released no later than 10 days following the first anniversary of the purchase date. In addition, 10x Marketing was indebted to two partners of 10x Marketing for an amount of $104,000. As part of the acquisition, the partners received shares 69,333 shares of common stock in lieu of cash payments. These shares were included in the total of 630,000 shares of common stock that were used to purchase the membership interests of 10x Marketing. The Company had an independent valuation performed on the net assets purchased, including the existence of goodwill, and determined the fair value of those assets to be $574,560. The valuation determined there was no goodwill. It was determined that the fair value of the stock of the Company was $0.912 per share. After determining the fair value of the net assets purchased there was $626,364 of value to be assigned to intangible assets. Of this amount, $188,538 of that value was assigned to Optify, which is the name of the software developed by 10x Marketing to enable a customer’s website to be more visible on the Internet through the use of search engines. The remaining amount of $437,826 was assigned to customer relationships. It has been deemed that both of these items have a three-year useful life and the amounts mentioned previously are being amortized over a three-year period.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill was not recognized in connection with the acquisition of 10x Marketing. At June 6, 2005, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Current Assets	$52,983
Property and equipment	21,559
Intangible assets	626,364

Total assets acquired	700,906

Current liabilities	(126,346)

Total liabilities assumed	(126,346)

Net Assets Acquired	$574,560

Jadeon Acquisition — Effective June 15, 2005, the Company acquired all of the issued and outstanding common stock of Jadeon, Inc (“Jadeon”). The results of Jadeon’s operations are included in the consolidated financial statements from June 16, 2005. Jadeon provides restaurant and retail POS equipment and service on that equipment.
The integration of Jadeon represented a strategic extension of the Company’s ability to provide products and services that support small business owners throughout their entire business cycle. A key component to every small business that has a brick and mortar operation is the ability to record transactions via POS terminals. The acquisition of Jadeon provides the Company with the ability to supply these customers’ needs as well as service the units they sell to the customers.
The Company issued 2,134,340 shares of the Company’s common stock, an unsecured promissory note to the former owner of Jadeon in the amount of $800,378, with an initial payment of $201,000 on the effective date of the merger, less a discount of $26,994 and cash in the amount of $68,513 for the purchase of the common stock of Jadeon. Of these shares, 1,000,000 have been placed into escrow to secure the indemnification obligations of Jadeon. These shares will be released 18 months following the purchase date. The Company had an independent valuation performed on the net assets purchased,

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
including the existence of goodwill, and determined the fair value of those assets to be $1,946,518. It was determined that the fair value of the stock of the Company was $0.912 per share. After determining the fair value of the net assets purchased there was $3,504,393 of value to be assigned to intangible assets. Of this amount, $1,639,173 was assigned to Customer contracts and relationships, $32,000 was assigned to a distribution agreement and $1,833,220 was assigned to goodwill. It has been deemed that the distribution rights and the customer contracts have a useful life of 3 years. The goodwill will be assessed at least annually by management to determine if the goodwill is impaired.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill was recognized in connection with the acquisition of Jadeon. At June 16, 2005, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Current Assets	$1,957,714
Property and equipment	135,785
Intangible assets	3,504,393
Other assets	4,950

Total assets acquired	5,602,842

Current liabilities	(2,814,426)

Other liabilities	(841,898)

Total liabilities assumed	(3,656,324)

Net Assets Acquired	$1,946,518

In addition, the Company offered to five key Jadeon employees retention bonuses that could total approximately $2,500,000. Each of the employees, so long as they are an employee of Jadeon, is guaranteed a minimum payment to be made to them at the end of each quarter. The minimum amount to be paid out in total each quarter is $30,000. This minimum payment will be reduced if any of the key employees leave the Company. The formula for the payout is as follows: the amount of Jadeon’s revenues recognized for each quarter multiplied by a factor that varies by employee or the percentage of Jadeon’s net income plus amortization for each period multiplied by a factor that varies by employee, whichever is less. In the event that the each of these amounts is less than each employee’s guaranteed minimum payment, the minimum payment is received. These payments will be expensed as incurred.
These employees also received a total of 295,000 options to purchase shares of the Company’s common stock. These options are exercisable at $0.47 per share and vest ratably over one year from the purchase date of Jadeon. These options expire 10 years from the date of the option grant.
Supplemental Pro Forma Information — The following supplemental pro forma information reflects the operations for the years ended December 31, 2005 and 2004 as if Jadeon and 10x Marketing had been acquired as of January 1, 2004.

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year	Year Ended
	Ended	December 31,
	December 31, 2005	2004
Revenue	$18,141,705	$15,294,768

Net loss	$(9,265,948)	$(3,429,640)

Net loss per share	$(0.89)	$(0.64)
NOTE 15 — SEGMENT INFORMATION
Information related to the Company’s reportable operating business segments is shown below. The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies its reportable business segments based on differences in products and services. During 2005, due to the acquisitions made, management reassessed the reportable segments and classified the reporting segments as noted below. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Prior-year financial data by segment has been restated to reflect these reportable business segment realignments. The Company has identified the following business segments:
Promotion — This division provides services to small businesses to help them promote their products through Internet market services paid inclusion, search engine optimization, and pay-for-performance advertising (PFP).
Commerce — This division provides services to small businesses that help them sell their products through the merchant gateway. These services include credit card processing, check processing, and payment settlements of merchant accounts. It also provides POS terminals and service on those terminals to the restaurant and retail industries.
The following presents certain segment information as of and for year ended December 31, 2005:

	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$2,987,494	$9,478,107	$—	$12,465,601
Depreciation and amortization	210,563	654,535	—	865,098
Interest expense	112,596	181,714	—	294,310
Segment loss	(4,620,642)	(4,745,389)	—	(9,366,030)
Segment assets	6,322,699	7,257,303	(3,718,470)	9,861,532
The following presents certain segment information as of and for the year ended December 31, 2004:

	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$2,274,711	$1,868,877	$—	$4,143,588
Depreciation and amortization	(1,125,387)	(279,420)	—	(1,404,807)
Interest expense	(145,463)	(825)	—	(146,288)
Segment loss	(2,361,370)	(999,639)	—	(3,361,009)
Segment assets	385,606	1,856,826	(251,062)	1,991,370

INNUITY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
All of the Company’s revenues and assets were in the United States of America. During the years ended December 31, 2005 and 2004, the Company had no customer that exceeded 10% of total revenues.
NOTE 16 — SUBSEQUENT EVENTS
During February 2006, an individual exercised 47,793 warrants to purchase common stock. The amount of cash received was $2,046.
Through March 17, 2006, convertible note holders of $4,638,182 of principal and accrued interest converted their principal and accrued interest into 3,092,121 shares of common stock.
Through January 31, 2005, the Company executed three capital leases. The amount of the asset and the corresponding liability that were booked was $62,370. The leases are for three years and the monthly payment amount is $1,592.
On March 3, 2006, the due date of the Company’s line of credit with a bank was extended through May 17, 2006.