Form 10QSB
period 2006-03-31
INNUITY, INC. /UT/
filed 2006-05-15
CIK 1103645

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Ended March 31, 2006

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to _________
Commission File Number: 0-29129
Innuity, Inc.
Exact Name of Small Business Issuer as Specified in its Charter

Utah	87-0370820
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8644 154th Avenue NE
Redmond, WA 98052
(Address of Principal Executive Offices)
Issuer’s telephone number, including area code: (425) 497-9909
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2006
Common capital stock $.00025 par value	19,719,540
Transitional Small Business Disclosure Format:
Yes ☐ No ☑

Innuity, Inc.
Quarterly Report on Form 10-QSB
Quarter ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$180,817	$696,997
Settlement deposits	713,633	529,900
Settlement receivable, net of allowance for doubtful accounts of $47,810 and $47,939, respectively	448,172	254,499
Trade accounts receivable, net of allowance for doubtful accounts of $242,053 and $254,106, respectively	2,431,167	1,848,819
Inventories, net of allowance for obsolete inventory of $173,622 and $115,141, respectively	529,366	522,600
Prepaid royalty	831,498	1,247,246
Other current assets	240,781	209,813

Total Current Assets	5,375,434	5,309,874

Property and equipment, net	349,367	347,724
Intangible Assets, net	2,116,619	2,370,714
Goodwill	1,833,220	1,833,220

Total Assets	$9,674,640	$9,861,532

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Trade accounts payable	$1,792,671	$1,595,272
Accrued salaries and wages	534,020	406,036
Merchant settlement payable	1,242,927	774,975
Accrued liabilities	942,309	777,190
Deferred revenues	1,913,696	1,575,442
Line of credit	599,515	489,515
Related party notes payable, current portion, net of discount of $2,700 and $2,700, respectively	658,106	658,106
Long-term debt, current portion	1,200,000	1,215,000
Capital lease obligations, current portion	50,579	36,420

Total Current Liabilities	8,933,823	7,527,956

Long-Term Liabilities
Related party notes payable, net of discount of $22,268 and $22,944, respectively	397,109	1,470,867
Long-term debt, net of discount of $0 and $254,087, respectively	—	3,397,563
Capital lease obligations	75,399	52,102

Total Long-Term Liabilities	472,508	4,920,532

Total Liabilities	9,406,331	12,448,488

Stockholders’ Equity (Deficit)
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 19,719,540 shares and 16,371,289 shares issued and outstanding, respectively	4,930	4,093
Additional paid-in Capital	30,727,897	26,430,420
Deferred compensation	—	(1,013,308)
Accumulated deficit	(30,464,518)	(28,008,161)

Total Stockholders’ Equity (Deficit)	268,309	(2,586,956)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,674,640	$9,861,532

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31,	2006	2005

Revenues
Product sales	$1,899,841	$—
Services	3,058,030	1,202,583

Total revenues	4,957,871	1,202,583

Operating expenses
Cost of product sales	1,560,053	—
Cost of services	1,711,945	342,211
General and administrative	1,483,060	2,961,395
Selling and marketing	1,352,186	498,023
Research and development	364,445	296,165
Royalty expense	415,748	415,749
Amortization expense	254,336	37,618

Loss from operations	(2,183,902)	(3,348,578)

Other income/expense
Interest expense	(339,842)	(28,588)
Other income	67,387	—

Net Loss	$(2,456,357)	$(3,377,166)

Basic and Diluted Loss Per Common Share	$(0.13)	$(0.82)

Basic and Diluted Weighted-Average Common Shares Outstanding	18,291,089	4,097,753

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,	2006	2005

Cash flows from operating activities
Net loss	$(2,456,357)	$(3,377,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,669	76,686
Accretion of discount on notes payable	254,764	21,408
Share-based compensation expense	380,743	65,906
Common stock issued for services	—	2,457,823
Bad debt provision	3,000	3,000
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	(183,733)	(102,822)
Trade accounts receivable	(582,348)	78,739
Settlement receivable	(196,673)	22,691
Inventories	(6,766)	—
Prepaid royalty	415,748	415,749
Other current assets	(30,968)	24,543
Trade accounts payable	197,399	7,760
Merchant settlement payable	467,952	6,286
Accrued salaries and wages	127,984	6,982
Deferred revenues	338,254	80,097
Accrued liabilities	363,846	(347,012)

Total adjustments	1,856,871	2,817,836

Net cash used in operating activities	(599,486)	(559,330)

Cash flows from investing activities
Purchase of property and equipment	(4,400)	(25,218)
Change in restricted cash	—	274,902

Net cash provided by (used in) investing activities	(4,400)	249,684

Cash flows from financing activities
Increase in line of credit	110,000	389,515
Payments on long-term debt	(15,000)	—
Payments on capital lease obligations	(13,361)	—
Proceeds from issuance of Series A preferred stock	—	25,000
Proceeds from exercise of options and warrants	6,067	—
Common stock issued for cash		9,318

Net cash provided by financing activities	87,706	423,833

Net increase in cash and cash equivalents	(516,180)	114,187
Cash and cash equivalents at beginning of period	696,997	187,444

Cash and cash equivalents at end of period	$180,817	$301,631

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31,	2006	2005

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$15,227	$1,235

Noncash investing and financing activities

Stock options cancelled	$—	$423,533
Note payable issued as prepayment of royalties	—	1,824,471
Common stock issued as prepayment of royalties	—	1,200,000
Common stock issued for a subscription receivable	—	308,400
Common stock issued for accrued wages	—	24,404
Common stock issued for accounts payable	—	115,350
Convertible debt converted to common stock	4,726,085	—
Accrued interest converted to common stock	198,727	—
Reclassification of deferred compensation to additional paid-in capital in accordance with FAS 123R	1,013,308	—
Acquisition of property and equipment under terms of capital leases	50,817	—
     See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Innuity, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006.

On November 9, 2005, the Company completed a stock-for-stock merger with Vista.com, Inc., a Washington corporation (“Vista”) pursuant to an Agreement and Plan of Merger, dated as of October 21, 2005, by and among the Company, Vista Acquisition Corp., a wholly-owned subsidiary of the Company (the “Merger Sub”) and Vista, providing for the merger of Merger Sub with and into Vista (the “Merger”). Upon completion of the Merger, Vista became a wholly-owned subsidiary of the Company.

In the Merger, the Company issued an aggregate of 15,466,838 shares of Company common stock to the shareholders of Vista in exchange for Vista common shares, on a one-for-one share exchange basis. The Company’s current directors and executive officers and greater than 5% shareholders received in exchange for their Vista stock in the Merger a controlling interest in the Company. In addition, options to purchase Vista stock held by the Company’s current directors and executive officers at the time of the Merger became options to purchase common stock of the Company.

The Company’s operations are carried out through its Merchant Services business line and by its three wholly-owned subsidiaries, Vista, Jadeon, Inc. (a Nevada corporation), and 10x Marketing LLC (a Utah limited liability corporation). The Company’s operations are located in California, Utah and Washington.

2.	SHARE BASED PAYMENTS

Prior to January 1, 2006, the Company accounted for its stock option plan using the intrinsic value method of accounting provided under APB Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, (SFAS123). Under this method no compensation expense was recognized for stock option grants, with the exception of options accounted for under variable accounting that were determined to have an exercise price below the fair value of the Company’s underlying common stock as of the date of grant. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be presented as a pro forma disclosure for periods prior to the three-month period ended March 31, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share-Based Payment, (SFAS 123R) using the modified-prospective transition method. Under this transition method, compensation cost recognized during the three-month period ended

March 31, 2006 includes: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated.
     SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and has therefore not recognized any excess tax benefits from the exercise of stock options.
     The Company grants stock options to employees and non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan. Vesting requirements for awards under this plan vary by individual grant and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the three-month period ended March 31, 2006 are:

2006
Dividend yield	0.0%
Expected Volatility	142%
Risk-free interest rate	4.6%
Expected term	5 years
     Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following summary presents information regarding outstanding options as of March 31, 2006 and changes during the three-month period then ended with regard to all options:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	under	Exercise	Remaining	Intrinsic
	Option	Price	Contract Term	Value
Outstanding at December 31, 2005	1,980,885	$0.38
Granted	100,000	$4.01
Exercised	(17,668)	$0.23
Forfeited or expired	(22,830)	$0.47

Outstanding at March 31, 2006	2,040,387	$0.56	8.8 Years	$5,998,738

Exercisable at March 31, 2006	924,215	$0.36	8.3 Years	$2,902,035

     The weighted average grant-date fair value of options granted during the three-month period ended March 31, 2006 was $3.61. The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $35,561. Total share-based payment expense for the three months ended March 31, 2006 was $380,743. No share-based payment costs were capitalized during the three months ended March 31, 2006.

     The following table provides pro-forma net loss and loss per share had the Company applied the fair value method of SFAS 123 during the three-month period ended March 31, 2005:

Three Months Ended
March 31, 2005
Net loss attributable to common stockholders:	$(3,377,166)
Add stock-based compensation expense included in net loss	65,906
Deduct stock-based compensation expense determined under fair value basis method	(132,054)

Pro forma net loss	$(3,443,314)

Reported basic and diluted loss per share	$(0.82)
Pro forma basic and diluted loss per share	$(0.84)
3. INVENTORIES
     Inventories consist of finished computer hardware and software media held for resale and are stated at the lower of cost (first-in, first-out method) or market.
4. LONG-TERM DEBT AND CAPITAL LEASES
     On February 18, 2005, the Company secured a line of credit from a bank. The total amount of the line of credit is $1,500,000 and is secured by the assets of the Company and personally guaranteed by the CEO of the Company. Of the credit line, $1,000,000 can be used for working capital and $500,000 can be used for ACH transactions processed by the Company. Interest accrues on the line of credit outstanding balance at a variable rate equal to the bank’s prime rate which was 7.75% at March 31, 2006. In the event of default, the bank may declare the line of credit due and payable in full. At March 31, 2006, the outstanding balance on the line of credit and the amount borrowed was $599,515. This amount is due and payable in May 2006.
     During the three-month period ended March 31, 2006, convertible note holders of $4,924,812 of principal and accrued interest converted their principal and accrued interest into 3,283,295 shares of common stock. Included in these debt conversions was $1,126,006 of principal and interest due to Artesian Management, Inc. (“Artesian”), an entity in which Michael L. Snow, a director, owns a pecuniary interest, was converted to 750,671 shares of Company common stock. The remainder of the debt held by Artesian was distributed by Artesian to its owners and other interest holders.
     Long-term debt consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
Long-term debt	2006	2005
	(Unaudited)
Non-interest bearing note payable to an unrelated party, interest imputed at 8%, payments due monthly, in default, through September 2005, net of $0 and $0 of unamortized discount, unsecured	1,200,000	1,200,000

Convertible notes payable to individuals, interest at 8%, mature September 2007, net of $0 and $254,087 of unamortized discount, unsecured	—	3,397,563

Non-interest bearing note payable to an individual, interest at 10% if monthly payment isn’t made, monthly payments of $5,000 through March 2006, unsecured	—	15,000

Total debt	$1,200,000	$4,612,563
Less current maturities	(1,200,000)	(1,215,000)

Long-term debt	$—	$3,397,563

     Related party notes payable consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
Related Party Notes Payable	2006	2005
	(Unaudited)
Notes payable to a shareholder, interest at 8%, due on demand, unsecured	200,000	200,000

Convertible note payable to a related party, interest at 8%, matures June 2007, unsecured	—	1,074,434

Note payable to former owner of Jadeon, interest at 5%, minimum payment of $45,000 quarterly, matures June 2016, net of discount of $24,968 and $25,644 unsecured	574,409	573,733

Note payable to related parties, interest at 8%, matures December 2009, monthly payments of $13,468 beginning September 2005, in default, unsecured	280,806	280,806

Total related party notes payable	$1,055,215	$2,128,973
Less current maturities	(658,106)	(658,106)

Long-term related party notes payable	$397,109	$1,470,867

     In January, 2006, the Company executed three capital leases. The amount of the asset and the corresponding liability that were booked was $62,370. The leases are for three years and the monthly payment amount is $1,592.
5. COMMON STOCK
     Three months ended March 31, 2006
     During the three months ended March 31, 2006, options to purchase 17,668 shares of the Company’s common stock were exercised, and warrants to purchase 47,288 hares of common stock were exercised resulting in $6,067 net proceeds to the Company. Also during the three-month period ended March 31, 2006, convertible note holders of $4,924,812 of principal and accrued interest converted their principal and accrued interest into 3,283,295 shares of common stock.
6. LOSS PER SHARE
     Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive. Options and warrants to purchase 2,517,418 and 1,584,803 shares of common stock, respectively, have not been included in the calculation of diluted common stock outstanding for the three months ended March 31, 2006 and 2005, because to do so would be anti-dilutive.
7. SUPPLEMENTAL PRO FORMA INFORMATION
     Effective June 6, 2005, the Company acquired all of the membership interests of 10x Marketing LLC (“10x Marketing”). The results of 10x Marketing’s operations are included in the condensed consolidated financial statements for the three months ended March 31, 2006. 10x Marketing provides services that enable customers’ websites to be more visible on the Internet.
     Effective June 15, 2005, the Company acquired all of the issued and outstanding common stock of Jadeon, Inc (“Jadeon”). The results of Jadeon’s operations are included in the condensed consolidated financial statements for the three months ended March 31, 2006. Jadeon provides restaurant and retail POS equipment and service on that equipment.
     The following supplemental pro forma information reflects the operations for the three months ended March 31, 2005 as if Jadeon and 10x Marketing had been acquired as of January 1, 2005.

Three Months Ended
March 31, 2005
Revenue	$4,208,325

Net loss	$(3,267,942)

Net loss per share	$(0.80)
8. SEGMENT INFORMATION
     Information related to the Company’s reportable operating business segments is shown below. The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies its reportable business segments based on differences in products and services. During 2005, due to the acquisitions made, management reassessed the reportable segments and classified the reporting segments as noted below:
     Promotion division – Through the Promotion division, the Company delivers an Internet marketplace to the small business owner by providing a web presence, marketing tools and sales leads. Applications include search engine optimization, pay-per-click campaign management, affiliate marketing management, search engine submission, permission email marketing, web analytics tools and management, domain name registration, business and eCommerce websites, and custom website design services.
     Commerce division – Through the Commerce division, the Company processes, manages, and supports commercial transactions between small businesses, their online and offline customers, vendors and business partners. Applications include point-of-sale hardware, software and related services, and merchant accounts and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment, and business cash advances.
     The following presents certain segment information as of and for the three months ended March 31, 2006:

	For The Three Months ended March 31, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$883,753	$4,074,118	$—	$4,957,871

Depreciation and amortization	100,170	207,499	—	307,669

Interest expense	170,264	169,578	—	339,842

Segment loss	1,110,574	1,345,783	—	2,456,357

Segment assets	5,428,314	7,586,242	(3,339,916)	9,674,640

     The following presents certain segment information as of and for the three months ended March 31, 2005:

	For the Three Months ended March 31, 2005
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$636,681	$565,902	$—	$1,202,583
Depreciation and amortization	5,456	71,230	—	76,686
Interest expense	28,588	—	—	28,588
Segment loss	1,673,316	1,703,850	—	3,377,166
Segment assets	1,389,530	2,857,998	(2,256,158)	1,991,370
     All of the Company’s revenues and assets were in the United States of America. During the three months ended March 31, 2006, the Company had one customer that represented 19% of total revenues. No other customers exceeded 10% of revenues for the three months ended March 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward-Looking Statements
          The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our plans to develop and deliver products and services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operation” and encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation – and specifically disclaim any obligation — to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will vary, and may vary materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis or Plan of Operation-Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to Innuity or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. [Unless otherwise indicated “we,” “us,” “our,” and “the Company” refer to Innuity, Inc. and its subsidiaries.]
Overview
          The following Management’s Discussion and Analysis or Plan of Operation (“MD&A”) is intended to help the reader understand Innuity, Inc. (“Innuity,” “we” or “us”) our operations and business environment. MD&A is provided as a supplement to (and should be read in conjunction with) our financial statements and accompanying notes. Our MD&A includes the following sections:
•	Our Business – a general description of our business and the industry in which we operate.

•	Significant Events – a discussion of events that have had a significant impact on our accompanying consolidated financial statements.

•	Application of Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review – an analysis of our Company’s consolidated results of operations.

•	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash.

•	Risks Related to Existing and Proposed Operations – a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
Our Business
          We are an Internet technology company that designs, acquires, and integrates applications to deliver solutions for small business. Our Internet technology is based on an affordable, on-demand model that allows small businesses to interact simply with customers, business partners, and vendors and to manage their businesses efficiently. Using our on-demand applications, small businesses can grow their revenues, reach and serve customers, and run everyday operations.
          We deliver our Internet technology applications and solutions through our Innuity Velocity™ Internet technology platform. Employing proprietary technology and integration processes, our Velocity technology platform provides small businesses the opportunity to choose applications that are right for their businesses—individually or as an integrated suite—with minimum initial start-up costs and maintenance. With our use-based pricing, small businesses pay a monthly subscription fee for our applications they choose to use.
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
Significant Events
          We have made a number of strategic acquisitions that have played an important part in the growth of our business, including our merger with Source Energy Corporation and our acquisitions of the businesses of Jadeon, Inc., and 10x Marketing, LLC, as described below.
Source Energy Corporation
          On November 9, 2005, pursuant to an Agreement and Plan of Merger dated as of October 21, 2005, by and among the Company, Vista Acquisition Corporation, a Washington corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Vista.com, Inc., a Washington corporation (“Vista.com”), Merger Sub was merged (the “Merger”) with and into Vista.com, with Vista.com surviving as a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger agreement, we acquired all of the outstanding shares of Vista.com common stock in a stock-for-stock transaction whereby each outstanding share of Vista.com common stock was converted into the right to receive one share of our common stock. We issued 15,966,838 shares of our common stock, including 500,000 shares of our common stock to three individuals who helped facilitate the merger, in exchange for the outstanding shares of Vista.com common stock. Immediately following the effective time of the merger, there were 16,371,289 shares of our common stock outstanding. Because the shares issued to the former shareholders of Vista.com in the merger represent a controlling interest in our company, the transaction was accounted for as a reverse acquisition and Vista.com is considered the acquirer for accounting purposes. All of our historical financial statements through the date of the reverse acquisition are those of Vista.com.
   10x Marketing, LLC
          On June 6, 2005, we acquired all of the outstanding membership interests of 10x Marketing, LLC, which was engaged in the business of Internet marketing — specifically, bringing targeted Internet visitors to a small business customer’s website to buy the products and services offered by the small business. As consideration for the acquisition, the former members of 10x Marketing, LLC received 630,000 shares of common stock. In connection with this acquisition, we recorded current assets of $52,983; property and equipment of $21,559; intangible assets, including software, valued at $188,538; and customer relationships valued at $437,826.
          The operations of 10x Marketing are included in our financial statements from the date of acquisition of June 6, 2005.
   Jadeon, Inc.
          On June 16, 2005, we acquired all of the outstanding equity securities of Jadeon, Inc., which was engaged in the business of selling POS systems and services. The acquisition of Jadeon provides us with POS software and hardware and related servicing capabilities that we can provide to our customers. As consideration for the acquisition, the former owner of Jadeon, Inc. received 2,134,340 shares of common stock, a promissory note for $800,378, and $68,513 in cash. In connection with this acquisition, we recorded current assets of $1,957,714; property and equipment of $135,785; and other intangible assets of $3,504,393, including goodwill of $1,883,220 and other long-term assets of $4,950.

          The operations of Jadeon are included in our financial statements from the date of acquisition of June 16, 2005.
Application of Critical Accounting Policies
          Management discussed with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.
          Basis of Presentation and Consolidation
          Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 23, 2006. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates.
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
          Stock-Based Compensation
          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Pro forma disclosures currently permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) are no longer an alternative to financial statement recognition under SFAS 123R.
          We adopted the fair value recognition provisions of FASB Statement No. 123R using the modified-prospective transition method on January 1, 2006. Under this transition method, compensation cost recognized during the three-month period ended March 31, 2006 includes: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated.
          For the three month period that ended March 31, 2005, we applied the provisions of SFAS 123. SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements. We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures. Under generally accepted accounting principles, had we adopted a fair-value-based method of accounting for stock options, the pro forma expense for these options would have been recorded as expense in our statements of operations and could have materially affected our operating results.

Operations Review
     Analysis of Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005	% Change
Revenues
Product sales	$1,899,841	$—	*
Services	3,058,030	1,202,583	154%

Total revenues	4,957,871	1,202,583	312%

Operating expenses
Cost of product sales	1,560,053	—	*
Cost of services	1,711,945	342,211	400%
General and administrative	1,483,060	2,961,395	-50%
Selling and marketing	1,352,186	498,023	172%
Research and development	364,445	296,165	23%
Royalty expense	415,748	415,749	0%
Amortization expense	254,336	37,618	576%

Loss from operations	(2,183,902)	(3,348,578)

Other income/expense
Interest expense	(339,842)	(28,588)	1089%
Other income	67,387	—	*

Net Loss	$(2,456,357)	$(3,377,166)	-27%

*	Calculation is not meaningful

Note —	Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below.
          Revenues
          Revenue increased by $3,755,000 during the three months ended March 31, 2006 when compared to the same period in 2005. Of this increase, $3,729,000 was attributable to the acquisitions of 10x Marketing and Jadeon ($1,900,000 of product sales and $1,829,000 of services revenue). These businesses were acquired in June 2005 and therefore, there is no revenue attributable to these businesses included in the accompanying condensed consolidated financial statements for the three-month period ended March 31, 2005.
          Expenses
          Cost of product sales. We incurred $1,560,000 in costs of product sales during the three months ended March 31, 2006, due to the acquisition of Jadeon. We had no product sales during the same period March 31, 2005.
          Cost of services. Our cost of services increased by $1,370,000 during the three months ended March 31, 2006, when compared to the same period in 2005. Of this increase, $1,216,000 was attributable to the acquisitions of 10x Marketing and Jadeon.
          General and administrative. Our general and administrative expenses decreased by $1,478,000 during the three months ended March 31, 2006, when compared to the same period in 2005. The primary reason for the decrease was attributable to a decrease in share-based payment expense. During the three months ended March 31, 2005, we issued shares of our common stock to certain directors and officers at $0.10 per share. We determined that these shares were issued below the computed fair value of $2,767,000 and recorded an expense for the difference between the issuance price and the determined fair value ($2,460,000). During the three months ended March 31, 2006, we recorded share-based payment expense of $198,000 based on the provisions of SFAS 123R. The significant decrease in share-based payment expense was partially offset by additional costs related to our growth through the acquisitions that took place in June 2005. General and administrative expenses directly relating to the acquired companies was $293,000 during the three months ended March 31, 2006. We also had an increase in professional services of $294,000 relating primarily to the acquisitions, the Merger and becoming a public reporting entity.
          Selling and marketing. Our selling, and marketing expenses increased $854,000 during the three months ended March 31, 2006, when compared to the same period in 2005. Of this increase, $72,000 represents increases in charges for share-based payments (recorded under the provisions of SFAS 123R for the three months ended March 31, 2006). Other increases related primarily to our growth, including an increase in our sales force through the business acquisitions in June 2005. Sales and marketing expense directly related to the acquired companies was $609,000 during the three months ended March 31, 2006. We also launched InnuityDirect, our direct sales engine; re-branded and launched the Innuity website; and developed the foundation for its go-to-market public relations campaign.
          Research and development. Our research and development expense increased by $68,000 during the three months ended March 31, 2006, when compared to the same period during 2005. This increase in expenses was due to an increase in charges for share-based payments of $28,000 and the development of new service offerings. As a percentage of revenue, research and development expense was 8% of revenue during the three months ended March 31, 2006 and 25% of revenue for the same period in 2005.
          Royalty. On January 1, 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty is being amortized over 21 months. We recorded royalty expense of $416,000 in each of the three month periods ended March 31, 2006 and 2005 as we amortized the prepaid royalty expense.
          Amortization. Our amortization expense increased by $217,000 during the three months ended March 31, 2006, when compared to the same period in 2005. The increase in amortization relates primarily to amortization expense associated with the intangible assets acquired with the business acquisitions in June 2005. These intangible assets totaled $2,298,000 and are being amortized over their estimated useful lives of three years.
          Interest. Our interest expense increased $311,000 during the three months ended March 31, 2006, when compared to the same period in 2005. The increase relates primarily to the expensing of $255,000 of unamortized debt discount associated with debt (and accrued interest) that converted into shares of our common stock during the three-month period ended March 31, 2006. The debt discount was being amortized into interest expense over the term of the associated debt and all unamortized debt discount associated with the converted debt was expensed upon the debt conversion. Other increases in interest expense were due to an increase in debt assumed and/or issued with our business acquisition activity during 2005.
Liquidity and Capital Resources
          Since inception, we have funded our operations primarily through borrowings and equity investments. In 2004, we received approximately $1.4 million from the sale of Series A convertible preferred stock which were subsequently converted into common stock. Through December 31, 2005, we received approximately $3.5 million from the sale of convertible notes, and converted other debt totaling $1.1 million into the new 8% convertible notes.
          Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2005 expressed substantial doubt about our ability to continue as a going concern. As of March 31, 2006, we had current assets of $5,375,000 and current liabilities of $8,933,000, resulting in a working capital deficit of ($3,558,000). Our ability to continue as a going concern is dependent on our ability to obtain additional debt or equity financing. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds in order to continue operations for the remainder of 2006. There can be no assurance that we will be able to increase revenue, that we will be able to generate positive cash flow, or that we will be able to raise additional funds for continuation of operations.
          The following is a summarization of our unaudited consolidated statements of cash flows and a discussion of significant items within the statements:

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(2,456,357)	$(3,377,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,669	76,686
Accretion of discount on notes payable	254,764	21,408
Share-based compensation expense	380,743	2,523,729
Bad debt provision	3,000	3,000
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(582,348)	78,739
Prepaid royalty	415,748	415,749
Merchant settlement payable	467,952	6,286
Deferred revenues	338,254	80,097
Other	271,089	(387,858)

Total adjustments	1,856,871	2,817,836

Net cash used in operating activities	(599,486)	(559,330)

Cash flows from investing activities
Purchase of property and equipment	(4,400)	(25,218)
Change in restricted cash	—	274,902

Net cash provided by (used in) investing activities	(4,400)	249,684

Cash flows from financing activities
Increase in line of credit	110,000	389,515
Payments on long-term debt and capital lease obligations	(28,361)	—
Proceeds from issuance of Series A preferred stock	—	25,000
Proceeds from exercise of options and warrants	6,067	—
Common stock issued for cash	—	9,318

Net cash provided by financing activities	87,706	423,833

Net increase in cash and cash equivalents	(516,180)	114,187
Cash and cash equivalents at beginning of period	696,997	187,444

Cash and cash equivalents at end of period	$180,817	$301,631

          We used $599,000 of cash in our operations during the three months ended March 31, 2006 and $559,000 of cash in our operations during the same period in 2005. While we had net losses of $2,456,000 and $3,377,000 respectively, during the three-month periods ended March 31, 2006 and 2005, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, accretion of debt discount and provisions for bad debts. These non-cash items totaled $946,000 during the three months ended March 31, 2006 and $2,625,000 during the same period in 2005. Changes in our operating assets and liabilities further offset our cash losses in operations by $911,000 and $193,000 respectively, for the three-month periods ended March 31, 2006 and 2005.
          During the three months ended March 31, 2005, we changed banking relationships in our Merchant Services division. This change in banking relationships allowed us to free-up $275,000 of restricted cash. We also had net borrowings against our credit line of $110,000 and $390,000 respectively, during the three months ended March 31, 2006 and 2005.

Risks Related to Existing and Proposed Operations
          There are a number of factors that may affect our operating results, including the risks and uncertainties identified in the following paragraphs. In addition to other information set forth in this Report, readers should review and carefully consider the following factors.
          This quarterly report on Form 10-QSB contains forward looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this quarterly report on Form 10-QSB or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report on Form 10-QSB.
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
          We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At March 31, 2006, we had an accumulated deficit of approximately $30.5 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.
          As of March 31, 2006, we had a working capital deficit of approximately $3.6 million. We had no committed sources of additional capital to finance the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm dated March 17, 2006, expressed substantial doubt about our ability to continue as a going concern. For capital expenditures, we will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. In addition, we will need $18,000,000 to close the acquisition of certain assets relating to the business of providing internet users local content, guides and information concerning certain cities around the world, and certain internet traffic businesses, pursuant to the Asset Purchase Agreement that we signed with Hello Metro Incorporated, Superfly Advertising, Inc., Treefrog Commerce, Inc. and Clark Scott on March 9, 2006. The sellers may terminate the Asset Purchase Agreement if the closing has not occurred, due to our lack of financing or otherwise, after May 31. We cannot assure you that any financing will be available to us in connection with the asset acquisition or at any time in the future, in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, the Asset Purchase Agreement may be terminated by the sellers, and we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities. The success of our business depends on the continued growth of the Internet as a business tool for small businesses.
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
          We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004 and the acquisitions of Jadeon and 10x Marketing in June of 2005. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, point-of-sale (POS) system installation and service capabilities and Internet marketing services. Additional acquisitions may become necessary for us to expand our offerings in response to evolving customer demand or competitive factors, or to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness. The task of integrating technologies or businesses that we license or acquire into our operations could also add significant complexity and risk to our business, and additional burdens to the substantial tasks already performed by our management team. For example, we could find it necessary to integrate different corporate cultures, disparate technologies, and multiple direct and indirect sales channels. The key personnel associated with any acquired technologies or businesses may also decide not to continue to work for us. These integration efforts may not succeed, or may distract our management from our existing business operations. Our failure to successfully manage and integrate any future technology or business acquisitions could seriously harm our business.
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
          We will have to successfully integrate our operations with those of Jadeon and 10x Marketing to achieve the anticipated benefits from these recent acquisitions. We may find it difficult to integrate Jadeon’s and 10x Marketing’s operations with our operations. As a result of our acquisition of Jadeon and 10x Marketing in June 2005, we now have over seventy new employees in widely dispersed operations in California, Washington, Hawaii, Oregon and other locations, which increases the difficulty of integrating operations. Jadeon or 10x Marketing personnel may eventually terminate their employment because of the combination with us. Jadeon and 10x Marketing customers, distributors or suppliers may also terminate their arrangements with us, or demand amended terms to such arrangements. Additional challenges involved in integrating these companies include:
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
          The Internet and online promotion and commerce industries are characterized by rapid technological change, changing market conditions and customer demands. As a result, our Internet technology applications and solutions could become obsolete quickly. The introduction of competing services employing new technologies and the evolution or emergence of new industry standards could render our existing services obsolete and unmarketable. To be successful, our Internet technology applications and solutions must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. The development of systems and other proprietary technologies entails significant technical and business risk. We may encounter unexpected problems in connection with the development of our technologies, including cost overruns, bugs or software incompatibilities. Our existing technologies or those that we develop may not adequately address our customer’s business needs, or may not address those needs as well as our competitors’ service offerings. To remain competitive and successfully address the evolving needs of our small business customers, a significant portion of our resources will need to be expended to:
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
          The market for Internet technology applications and solutions and related products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services and products they offer. We encounter competition from a wide variety of businesses, including:
•	Website Services—companies such as Yahoo Small Business, Microsoft Office Live, Website Pros, Interland, Go Daddy, Verio, 1&1, and Network Solutions.

•	Lead Generation Services—companies such as Yahoo Small Business, Google, Microsoft, iCrossing, iProspect, SEO.com, Local Launch!, Marchex (Traffic Leader), and local search engine optimization companies.

•	Merchant Services—online companies such as Versign, Authorize.net, PayPal, Heartland Payment Systems, iPayment, CyberSource, Global Payments, Verus (The Sage Group), and Innovative Merchant Services (Intuit), as well as offline competitors such as Bank of America, Chase Manhattan Bank, Wells Fargo, and small independent sales organizations.

•	In-Store Systems—integrated equipment and software companies such as Micros Systems, Radiant Systems; independent software vendors such as Positouch, Digital Dining, and Microsoft Retail Management System; and hardware competitors such as NCR, IBM, and Dell.
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
          As a key element of our business strategy, we plan to continue entering into agreements with large companies under which they will market our Internet technology applications and solutions to their small business customers under their own branding. We believe these indirect distribution relationships will be critical to our business because they enable us to penetrate the small business sector with a smaller expenditure of our own resources than if we were relying solely on building our own direct sales force. Our target small business market is very fragmented and difficult to reach, and we have therefore chosen to rely on the business relationships that these large companies already have with large numbers of small businesses to reach our target market. We have not devoted significant resources to developing any other distribution channels, and we cannot offer any assurance to you that these distribution relationships will be successful. We do not have any long-term contracts with any of our existing customer-acquisition partners, nor do we anticipate entering into long-term contracts with any of these partners, which are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue their distribution arrangements with us. If any of our private label distribution arrangements are terminated or otherwise fail, or if we are unable to enter into additional private label distribution arrangements, our revenues would likely decline significantly and we could be required to devote substantial additional resources to the development of alternative internal resources or external channels for the direct sale and marketing of our Internet technology solutions.
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
          Typically our Internet technology applications and solutions are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions at any time with little or no penalty. Our strategy to increase revenues and improve our profitability is partly dependent on our ability to increase revenues from existing customers by selling additional services to those customers. We are currently experiencing an annual turnover rate of approximately 31% in our customer base. Our ability to sell additional services to our existing customers, and our subscription renewal rates, may be impaired or decline due to a variety of factors, including the impact of the overall U.S. economic environment on small businesses, the services and prices offered by us and our competitors, and the degree of use of the Internet by small businesses. If we are unable to sell additional services to our existing customers, or if our renewal rates decline for any reason, our revenues may decrease and our business will be harmed.
Changes to credit card association rules or practices could adversely impact our business.
          Our credit card payment gateway does not directly access the Visa and MasterCard credit card associations because we are not a member of those associations. As a result, we must rely on banks and their service providers to process our payment transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set and interpret these rules.. Some of those member banks compete with us. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to provide customers the option of using credit cards to fund their payments. If we are unable to provide a gateway for credit card transactions, our business would be materially and adversely affected.
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
          We have rapidly expanded our operations and anticipate that further significant expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. Our employee base increased from 24 full-time employees as of January 1, 2004 to 186 full-time employees as of March 31, 2006. Such expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We anticipate that we will need to hire additional employees to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.
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
          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any substantial efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.
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
          Although a trading market for our common stock exists, the trading volume has historically been insignificant, and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. We do not have very many             shares of common stock outstanding and the amount of shares in our public “float” will continue to be limited due to the applicability of resale restrictions under applicable securities laws on shares issued to the former shareholders of Vista.com and the fact that significant portions of our outstanding shares are held by our officers, directors or major shareholders. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of the our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board (OTCBB), lack of analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB; as a result, even if prices appear favorable, there may not be sufficient demand in order to complete a shareholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our shareholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.
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
Item 3. Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is identified under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered under this quarterly report.
PART II. OTHER INFORMATION
     Item 1. Legal Proceedings
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
          Pursuant to Regulation D of the Securities and Exchange Act of 1933, as amended (the “Securities Act”), during the three months ended March 31, 2006, we issued 3,283,295 shares or our common stock to convertible note holders in exchange for $4,924,812 of principal and accrued interest due under the convertible notes. Also during the three months ended March 31, 2006, pursuant to section 4 (2) of the Securities Act and regulation D promulgated under the Securities Act, options and warrants to purchase 64,956 shares of our common stock were exercised for which we received $6,067 of net proceeds.
Item 5. Other Information
     During the three months ended March 31, 2006, we entered into a new building lease in Irvine,
          California (see exhibit 10.1). This building is being used by our In-Store Systems business line and replaces the building in Irvine that was being used by this business line under a month-to-month lease.
Item 6. Exhibits

Exhibit 10.1	–	Lease agreement with Kelly L. Sapp Trust

Exhibit 10.2	-	Asset Purchase Agreement dated March 9, 2006, by and among Innuity, Inc. and Hello Metro Incorporated, Superfly Advertising, Inc., Treefrog Commerce, Inc. and Clark Scott (incorporated by reference to Exhibit 10.20 of the Company’s 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006)
Exhibits 31.1 and 32.1 – Certifications of the Company’s Chief Executive Officer
Exhibits 31.2 and 32.2 – Certifications of the Company’s Chief Financial Officer
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

INNUITY, INC. (Registrant)
By:	/s/ JOHN R. WALL
John R. Wall
Chief Executive Officer, Treasurer and Secretary (Principal executive officer)

By:	/s/ ROBERT K. BENCH
Robert K. Bench
Chief Financial Officer (Principal financial and accounting officer)

Dated May 15, 2006