Form 10QSB
period 2006-06-30
INNUITY, INC. /UT/
filed 2006-08-04
CIK 1103645

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2006

Common capital stock
$.00025 par value	20,262,534
Transitional Small Business Disclosure Format:
Yes ☐     No ☑

Innuity, Inc.
Quarterly Report on Form 10-QSB
Quarter ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$94,622	$696,997
Settlement deposits	554,064	529,900
Settlement receivable, net of allowance for doubtful accounts of $78,829 and $47,939, respectively	223,122	254,499
Trade accounts receivable, net of allowance for doubtful accounts of $366,174 and $254,106, respectively	2,091,533	1,848,819
Inventories, net of allowance for obsolete inventory of $178,399 and $115,141, respectively	469,866	522,600
Prepaid royalty	415,749	1,247,246
Other current assets	295,690	209,813

Total Current Assets	4,144,646	5,309,874

Property and equipment, net	641,575	347,724
Intangible assets, net	1,870,858	2,370,714
Goodwill	1,833,220	1,833,220

Total Assets	$8,490,299	$9,861,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable	$2,061,558	$1,595,272
Accrued salaries and wages	533,820	406,036
Merchant settlement payable	730,962	774,975
Accrued liabilities	1,183,380	777,190
Deferred revenues	1,967,380	1,575,442
Line of credit	599,515	489,515
Related party notes payable, current portion, net of discount of $2,700 and $2,700, respectively	658,106	658,106
Long-term debt, current portion	1,200,000	1,215,000
Capital lease obligations, current portion	107,007	36,420

Total Current Liabilities	9,041,728	7,527,956

Long-Term Liabilities
Related party notes payable, net of discount of $313,954 and $22,944, respectively	394,741	1,470,867
Long-term debt, net of discount of $0 and $254,087, respectively	—	3,397,563
Capital lease obligations	185,981	52,102

Total Long-Term Liabilities	580,722	4,920,532

Total Liabilities	9,622,450	12,448,488

Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 20,062,534 shares and 16,371,289 shares issued and outstanding, respectively	5,016	4,093
Additional paid-in capital	31,856,808	26,430,420
Deferred compensation	—	(1,013,308)
Accumulated deficit	(32,993,975)	(28,008,161)

Total Stockholders’ Deficit	(1,132,151)	(2,586,956)

Total Liabilities and Stockholders’ Deficit	$8,490,299	$9,861,532

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues
Product sales	$2,348,069	$243,072	$4,247,910	$243,072
Services	3,210,626	1,601,723	6,268,656	2,804,306

Total revenues	5,558,695	1,844,795	10,516,566	3,047,378

Operating expenses
Cost of product sales	1,688,520	158,660	3,248,572	158,660
Cost of services	1,820,444	569,631	3,532,389	911,219
General and administrative	2,000,961	873,139	3,484,021	3,834,489
Selling and marketing	1,509,988	780,405	2,862,174	1,278,424
Research and development	341,027	304,123	705,472	600,912
Royalty expense	415,748	415,749	831,497	831,497
Amortization expense	245,761	83,081	500,097	120,699

Loss from operations	(2,463,754)	(1,339,993)	(4,647,656)	(4,688,522)

Other income (expense)
Interest expense	(68,026)	(34,649)	(407,868)	(63,286)
Other income	2,323	—	69,710	—

Total other expense	(65,703)	(34,649)	(338,158)	(63,286)

Net Loss	$(2,529,457)	$(1,374,642)	$(4,985,814)	$(4,751,808)

Basic and Diluted Loss Per Common Share	$(0.13)	$(0.17)	$(0.26)	$(0.78)

Basic and Diluted Weighted-Average Common Shares Outstanding	19,820,623	8,042,646	18,852,999	6,087,282

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended June 30,	2006	2005

Cash flows from operating activities
Net loss	$(4,985,814)	$(4,751,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615,558	205,703
Accretion of discount on notes payable	277,251	42,816
Non-cash share based compensation expense	721,937	198,749
Common stock issued for services	473,600	2,631,495
Bad debt provision	246,963	7,041
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	(24,164)	(52,281)
Trade accounts receivable	(455,605)	197,979
Settlement receivable	(2,695)	(367,177)
Inventories	52,734	(98,116)
Prepaid royalty	831,497	831,496
Other current assets	(85,876)	(162,206)
Trade accounts payable	466,287	204,146
Merchant settlement payable	(44,013)	491,166
Accrued salaries and wages	127,785	12,962
Deferred revenues	391,938	(81,787)
Accrued liabilities	604,917	(276,687)

Total adjustments	4,198,114	3,785,299

Net cash used in operating activities	(787,700)	(966,509)

Cash flows from investing activities
Purchase of property and equipment	(166,120)	(45,163)
Change in restricted cash	—	300,151
Purchase of intangible assets	—	(55,000)
Cash acquired in purchase of Jadeon, Inc.	—	498,822

Net cash provided by (used in) investing activities	(166,120)	698,810

Cash flows from financing activities
Proceeds from related party notes payable	325,000	—
Proceeds from convertible note	—	1,000,000
Increase in line of credit	110,000	489,515
Payments on related party notes payable	(35,683)	(201,000)
Payments on long-term debt	(15,000)	—
Payments on capital lease obligations	(38,969)	—
Proceeds from issuance of Series A preferred stock	—	25,000
Proceeds from exercise of options and warrants	6,097	604
Common stock issued for cash	—	27,953

Net cash provided by financing activities	351,445	1,342,072

Net increase (decrease) in cash and cash equivalents	(602,375)	1,074,373
Cash and cash equivalents at beginning of period	696,997	187,444

Cash and cash equivalents at end of period	$94,622	$1,261,817

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2006	2005

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$1,047	$—

Noncash investing and financing activities

Issuance of options and warrants	$—	$310,719
Stock options forfeited	—	423,533
Exercise of warrants for settlement of liabilities	—	8,230
Issuance of note payable for purchase of intangible assets	—	45,000
Note payable issued as prepayment of royalties	—	1,824,471
Common stock issued as prepayment of royalties	—	1,350,000
Common stock issued for settlement of certain liabilities	—	158,837
Discount on notes payable	314,173	—
Convertible debt converted to common stock	4,726,085	—
Accrued interest converted to common stock	198,727	—
Reclassification of deferrred compensation to APIC in accordance with FAS 123R	1,013,308	—
Acquisition of property and equipment under terms of capital lease agreements	243,434	—
Write off of accounts receivable	104,005	—

Purchase of Jadeon
Fair value of assets acquired	—	5,602,842
Liabilities assumed	—	(3,656,324)
Common stock issued	—	(1,946,518)

Purchase of 10X Marketing
Fair value of assets acquired	—	700,906
Liabilities assumed	—	(126,346)
Common stock issued	—	(574,560)
See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
     Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006.
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
     The Company’s operations are located in California, Utah, and Washington. Operations are carried out through the Company’s Promotion and Commerce divisions, each of which is focused on a critical business cycle process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division can facilitate and improve a small business’ selling processes and transaction processing capabilities.
     The Promotion’s divisions operations are carried out through its Website Services business line (which includes the Company’s wholly-owned subsidiary, Vista) and its Search Engine Marketing business line (which includes the Company’s wholly-owned subsidiary, 10x Marketing LLC, a Utah limited liability corporation).
     The Commerce division’s operations are carried out through its In-Store Systems business line (which includes the Company’s wholly-owned subsidiary Jadeon, Inc., a Nevada corporation) and Merchant Services business line. The Merchant Services business line does business under the names of Merchant Partners and Vista.com dba Merchant Partners.
     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2.	SHARE BASED PAYMENTS
     Prior to January 1, 2006, the Company accounted for its stock option plan using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS123). Under this method no compensation expense was recognized for stock option grants, with the exception of options accounted for under variable accounting that were determined to have an exercise price below the fair value of the Company’s underlying common stock as of the date of grant. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be presented as a pro forma disclosure for periods prior to the three and six month periods ended June 30, 2006.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, (SFAS 123R) using the modified-prospective transition method. Under this transition method, compensation costs recognized during the three and six-month periods ended June 30, 2006 includes: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated.
     SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and has therefore not recognized any excess tax benefits from the exercise of stock options.
     The Company grants stock options to employees and non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan. Vesting requirements for awards under this plan vary by individual grant and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the six-month period ended June 30, 2006 are:

2006
Dividend yield	0.0%
Expected Volatility	141%
Risk-free interest rate	4.58%
Expected term	5 years
     Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following summary presents information regarding outstanding options as of June 30, 2006 and changes during the six-month period then ended with regard to all options:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	under	Exercise	Remaining	Intrinsic
	Option	Price	Contract Term	Value

Outstanding at December 31, 2005	1,980,885	$0.38
Granted	302,000	$3.17
Exercised	(245,906)	$0.24
Forfeited or expired	(213,330)	$0.48

Outstanding at June 30, 2006	1,823,649	$0.85	8.66 Years	$2,456,205

Exercisable at June 30, 2006	925,199	$0.38	8.08 Years	$1,496,474

     The weighted average grant-date fair value of options granted during the six-month period ended June 30, 2006 was $2.84. The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was $459,180. Total share-based payment expense for the six months ended June 30, 2006 was $721,937. No share-based payment costs were capitalized during the six months ended June 30, 2006.
     The following table provides pro-forma net loss and loss per share had the Company applied the fair value method of SFAS 123 during the three and six-month periods ended June 30, 2005:

	Three Months	Six Months
	Ended June	Ended June 30,
	30, 2005	2005
Net loss attributable to common stockholders:	$(1,374,642)	$(4,751,808)
Add stock-based compensation expense included in net loss	96,293	198,749
Deduct stock-based compensation expense determined under fair value basis method	(289,423)	(514,314)

Pro forma net loss	$(1,567,772)	$(5,067,373)

Reported basic and diluted loss per share	$(0.17)	$(0.78)
Pro forma basic and diluted loss per share	$(0.19)	$(0.83)
3.	INVENTORIES
Inventories consist of finished computer hardware and software media held for resale and are stated at the lower of cost (first-in, first-out method) or market.
4.	LONG-TERM DEBT AND CAPITAL LEASES
     On February 18, 2005, the Company secured a line of credit from a bank. The total amount of the line of credit is $1,500,000 and is secured by the assets of the Company and personally guaranteed by the CEO of the Company. Of the credit line, $1,000,000 can be used for working capital and $500,000 can be used for ACH transactions processed by the Company. Interest accrues on the line of credit outstanding balance at a variable rate equal to the bank’s prime rate which was 8.00% at June 30, 2006. In the event of default, the bank may declare the line of credit due and payable in full. At June 30, 2006, the outstanding balance on the line of credit and the amount borrowed was $599,515. This amount was due and payable in May 2006. The Company is currently in negotiating an extension on the line of credit with the bank.
     During the six-month period ended June 30, 2006, convertible note holders of $4,924,812 of principal and accrued interest converted their principal and accrued interest into 3,283,295 shares of common stock. Included in these debt conversions was $1,126,006 of principal and interest due to Artesian Management, Inc. (“Artesian”), an entity in which Michael L. Snow, a director, owns a pecuniary interest, was converted to 750,671 shares of Company common stock. The remainder of the debt held by Artesian was distributed by Artesian to its owners and other interest holders. Unamortized debt discount associated with the convertible notes was $232,000 immediately prior to conversion. This unamortized debt discount was charged to interest expense upon the conversion of the notes.

     Long-term debt consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Non-interest bearing note payable to an unrelated party, interest imputed at 8%, payments due monthly, in default, through September 2005, net of $0 and $0 of unamortized discount, unsecured	1,200,000	1,200,000

Convertible notes payable to individuals, interest at 8%, mature September 2007, net of $0 and $254,807 of unamortized discount, unsecured	—	3,397,563

Non-interest bearing note payable to an individual, interest at 10% if monthly payment isn’t made, monthly payments of $5,000 through March 2006, unsecured	—	15,000

Total debt	$1,200,000	$4,612,563
Less current maturities	(1,200,000)	(1,215,000)

Long-term debt	$—	$3,397,563

     Related party notes payable consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Notes payable to a shareholder, interest at 8%, due on demand, unsecured	200,000	200,000

Convertible note payable to a related party, interest at 8%, matures June 2007, unsecured	—	1,074,434

Note payable to former owner of Jadeon, interest at 5%, minimum payment of $45,000 quarterly, matures June 2016, net of discount of $24,294 and $25,644, unsecured	539,400	573,733

Note payable to a related party, interest at 8%, matures December 2009, monthly payments of $13,468 beginning September 2005, in default, unsecured	280,806	280,806

Convertible notes to related parties, interest at 15%, matures beginning April 2008, net of discount of $292,539 and $0, secured by assets of the Company	32,641	—

Total related party notes payable	$1,052,847	$2,128,973
Less current maturities	(658,106)	(658,106)

Long-term related party notes payable	$394,741	$1,470,867

     During the six months ending June 30, 2006, the Company executed six capital leases. The amount of the asset and the corresponding liability that were booked was $243,434. The leases are for three years and the monthly payment amount is $7,628.
5.	COMMON STOCK
     The Company’s common stock transactions during the six months ended June 30, 2006 were as follows:
     Options to purchase 245,906 shares of the Company’s common stock were exercised, including 228,175 options that were exercised using cashless exercise provisions, resulting in the total issuance of 209,662 shares of common stock. Warrants to purchase 47,288 shares of common stock were exercised. Net proceeds from the exercise of options and warrants were $6,097.
     Convertible note holders of $4,924,812 of principal and accrued interest converted their principal and accrued interest into 3,283,295 shares of common stock.
     The Company issued 143,000 shares of common stock as part of a potential acquisition. The acquisition was never completed and $457,600 or $3.20 per share was charged to expense.
     The Company issued 8,000 shares of common stock as part of a severance agreement. As a result of this issuance, the Company recorded $16,000 or compensation expense, or $2.00 per share.
6.	LOSS PER SHARE
     Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive. Options and warrants to purchase 2,323,445 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three and six months ended June 30, 2006 because to do so would be anti-dilutive. Options and warrants to purchase 1,345,103 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three and six months ended June 30, 2005, because to do so would be anti-dilutive.
7.	SUPPLEMENTAL PRO FORMA INFORMATION
     Effective June 6, 2005, the Company acquired all of the membership interests of 10x Marketing LLC (“10x Marketing”). The results of 10x Marketing’s operations are included in the condensed consolidated financial statements for the three and six months ended June 30, 2006. 10x Marketing provides services that enable customers’ websites to be more visible on the Internet.
     Effective June 15, 2005, the Company acquired all of the issued and outstanding common stock of Jadeon, Inc (“Jadeon”). The results of Jadeon’s operations are included in the condensed consolidated financial statements for the three and six months ended June 30, 2006. Jadeon provides restaurant and retail (“Point-of-sale”) POS equipment and service on that equipment.
     The following supplemental pro forma information reflects the operations for the three and six months ended June 30, 2005 as if Jadeon and 10x Marketing had been acquired as of January 1, 2005.

Three Months Ended
June 30, 2005
Revenue	$4,515,986

Net loss	$(1,354,511)

Net loss per share	$(0.17)

Six Months Ended
June 30, 2005
Revenue	$8,724,312

Net loss	$(4,622,453)

Net loss per share	$(0.76)
8.	SEGMENT INFORMATION
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
     Promotion division — Through the Promotion division, the Company connects businesses with customers most likely to buy their particular products or services. Applications include search engine optimization, pay-per-click campaign management, link recruitment, conversion enhancement, search engine submission, web analytics tools and management, domain name registration, business and eCommerce websites and custom design services.
     Commerce division — Through the Commerce division, the Company processes, manages, and supports commercial transactions between small businesses, their online and offline customers, vendors and business partners. Applications include point-of-sale hardware, software and related services, and merchant accounts and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment, and business cash advances.
The following presents certain segment information as of and for the three and six months ended June 30, 2006:

	For The Three Months Ended June 30, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$877,171	$4,681,524	$—	$5,558,695
Depreciation and amortization	98,173	209,715	—	307,888
Interest expense	33,950	34,076	—	68,026
Segment loss	(1,341,480)	(1,187,977)	—	(2,529,457)
Segment assets	3,078,004	8,986,216	(3,573,921)	8,490,299

	For the Six Months Ended June 30, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$1,760,925	$8,755,641	$—	$10,516,566
Depreciation and amortization	198,343	417,215	—	615,558
Interest expense	204,215	203,653	—	407,868
Segment loss	(2,452,174)	(2,533,640)	—	(4,985,814)
Segment assets	3,078,004	8,986,216	(3,573,921)	8,490,299
     The following presents certain segment information as of and for the three and six months ended June 30, 2005:

	For The Three Months Ended June 30, 2005
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$663,784	$1,181,011	$—	$1,844,795
Depreciation and amortization	23,799	105,218	—	129,017
Interest expense	34,600	49	—	34,649
Segment income (loss)	(1,793,387)	418,745	—	(1,374,642)
Segment assets	3,817,413	9,198,961	(1,952,715)	11,063,659

	For the Six Months Ended June 30, 2005
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$1,300,465	$1,746,913	$—	$3,047,378
Depreciation and amortization	29,255	176,448	—	205,703
Interest expense	63,237	49	—	63,286
Segment loss	(3,466,703)	(1,285,105)	—	(4,751,808)
Segment assets	3,817,413	9,198,961	(1,952,715)	11,063,659
     All of the Company’s revenues and assets were in the United States of America. During the three and six months ended June 30, 2006, the Company had one customer that represented 10% and 14%, respectively, of total revenues. No other customers exceeded 10% of revenues for the three and six months ended June 30, 2006.

Item 2.	Management’s Discussion and Analysis or Plan of Operations
Forward-Looking Statements
     The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our plans to develop and deliver products and services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operation” and encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation – and specifically disclaim any obligation — to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will vary, and may vary materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis or Plan of Operation-Risks Related to Existing and Proposed Operations.” All subsequent written and oral forward-looking statements attributable to Innuity or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report. Unless otherwise indicated “we,” “us,” “our,” and “the Company” refer to Innuity, Inc. and its subsidiaries.
Overview
     The following Management’s Discussion and Analysis or Plan of Operation (“MD&A”) is intended to help the reader understand Innuity, Inc. (“Innuity,” “we” or “us”), our operations and business environment. The MD&A is provided as a supplement to (and should be read in conjunction with) our financial statements and accompanying notes. Our MD&A includes the following sections:
•	Our Business — a general description of our business and the industry in which we operate.

•	Significant Events — a discussion of events that have had a significant impact on our accompanying consolidated financial statements.

•	Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our Company’s consolidated results of operations.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash.

•	Risks Related to Existing and Proposed Operations — a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
Our Business
     We are an Internet technology company that designs, acquires and integrates applications to deliver solutions for small business. Our Internet technology is based on an affordable, on-demand model that allows small businesses to interact simply with customers, business partners and vendors and to manage their businesses efficiently. Using our on-demand applications, small businesses can grow their revenues, reach and serve customers and run everyday operations.
     We deliver our Internet technology applications and solutions through our Innuity Velocity™ Internet technology platform. Employing proprietary technology and integration processes, our Velocity technology platform provides small businesses the opportunity to choose applications that are right for their businesses—individually or as an integrated suite—with minimal initial start-up costs and maintenance. With our use-based pricing, small businesses pay a monthly subscription fee for our applications they choose to use.
     Our business currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division can facilitate and improve a small business’ selling processes and transaction processing capabilities. We plan to launch a Productivity division in 2007 that will focus on helping our small business customers improve how they manage and measure their businesses.
Significant Events
     On March 9, 2006, we entered into an asset purchase agreement with Hello Metro Incorporated, Superfly Advertising, Inc., Treefrog Commerce, Inc. and Clark Scott (the “Hello Metro Agreement”), pursuant to which we agreed to purchase certain assets and properties related to providing internet users local content, guides and information concerning certain cities around the world.
     On April 28, 2006, we amended the Hello Metro Agreement to provide that we or the sellers could terminate the agreement if the closing had not occurred by May 31, 2006. In connection with the amendment, we agreed to issue to the sellers an aggregate of 143,000 shares of our common stock. We also agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issued as consideration for the amendment.
     On June 28, 2006, we and the sellers under the Hello Metro Agreement mutually agreed to terminate the Hello Metro Agreement. We retained the obligation to file a registration statement covering the shares of our common stock issued to the sellers in consideration of the April 28, 2006 amendment of that agreement.
     On November 9, 2005, we completed our merger with Vista.com, Inc., following which Vistga.com became our wholly-owned subsidiary. In the merger, we acquired all of the outstanding shares of Vista.com common stock in a stock-for-stock transaction where each outstanding share of Vista.com common stock was converted into the right to receive one share of our common stock. We issued 15,966,838 shares of our common stock, including 500,000 shares of our common stock to three individuals who helped facilitate the merger, in exchange for the outstanding shares of Vista.com common stock. Immediately following the merger, a total of 16,371,289 shares of our common stock were outstanding. Because the shares issued to the former stockholders of Vista.com in the merger represented a controlling interest in our company, the transaction was accounted for as a reverse acquisition and Vista.com was considered the acquirer for accounting purposes. All of our historical financial statements through the date of the reverse acquisition are those of Vista.com.
Application of Critical Accounting Policies
     Basis of Presentation and Consolidation
     Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 23, 2006. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk, long-lived assets, goodwill and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. Management discussed with our Audit

Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.
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
     Transaction Processing and Affiliate (Reseller) Programs—Includes debit/credit card and ACH processing fees (both fixed amounts charged for each transaction and discount fees based on a percentage of the transaction value), financing fees, merchant fees, traffic (online visits to a customer’s website), ATM fees, and fees derived from providing affiliates/partners with gateway related services. These fees can be generated directly by our operations or through an affiliate agreement. We recognize these revenues at the time the transaction has been completed and funds have been posted to our account or at the time of payment by the affiliate. If the customer pays in advance for processing services, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the services are provided.
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
     Systems Sales—Includes point-of-sale hardware, software and services (collectively, POS systems) related to the procurement, staging, installation, implementation and ongoing support services of the POS systems. We recognize revenues from the sale of POS systems at the time the customer takes possession of and title to the equipment and software and the customer has no further right of return. We recognize revenues from installation when the system has been installed and we have no further obligations.

     Allowance for Doubtful Accounts
          We maintain a reserve for doubtful accounts, which consists of management’s estimate of losses resulting from potentially uncollectible accounts receivable. In addition, if the ability to collect becomes doubtful on any receivable, a reserve is set up for the entire amount of such receivable. Management estimates the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.
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
     Goodwill
          Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other tangible assets”. We perform this annual test as of December 31st of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that an impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an unanticipated change in the competitive environment, recurring losses incurred by the business unit, or a decision to change the operations or dispose of a reporting unit.
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

          We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R) using the modified-prospective transition method on January 1, 2006. Under this transition method, compensation cost recognized during the three and six month periods ended June 30, 2006 includes: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated.
          For the six month period that ended June 30, 2005, we applied the provisions of SFAS 123. SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements. We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures. Under generally accepted accounting principles, had we adopted a fair-value-based method of accounting for stock options, the pro forma expense for these options would have been recorded as expense in our statements of operations and could have materially affected our operating results.
Operations Review
Analysis of Consolidated Statements of Operations

	Three months ended June 30,			Six months ended June 30,
			%			%
	2006	2005	Change	2006	2005	Change

Revenues
Product sales	$2,348,069	$243,072	866%	$4,247,910	$243,072	1648%
Services	3,210,626	1,601,723	100%	6,268,656	2,804,306	124%

Total revenues	5,558,695	1,844,795	201%	10,516,566	3,047,378	245%

Operating expenses
Cost of product sales	1,688,520	158,660	964%	3,248,572	158,660	1948%
Cost of services	1,820,444	569,631	220%	3,532,389	911,219	288%
General and administrative	2,000,961	873,139	129%	3,484,021	3,834,489	-9%
Selling and marketing	1,509,988	780,405	93%	2,862,174	1,278,424	124%
Research and development	341,027	304,123	12%	705,472	600,912	17%
Royalty expense	415,748	415,749	0%	831,497	831,497	0%
Amortization expense	245,761	83,081	196%	500,097	120,699	314%

Loss from operations	(2,463,754)	(1,339,993)	84%	(4,647,656)	(4,688,522)	-1%

Other income (expense)
Interest expense	(68,026)	(34,649)	96%	(407,868)	(63,286)	544%
Other expense, net	2,323	—	*	69,710	—	*

Total other expense	(65,703)	(34,649)	90%	(338,158)	(63,286)	434%

Net Loss	$(2,529,457)	$(1,374,642)	84%	$(4,985,814)	$(4,751,808)	5%

*	Calculation is not meaningful
Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below.

     Revenues
     Revenue increased by $3,714,000 during the three months ended June 30, 2006 when compared to the same period in 2005. This increase includes $3,775,000 of revenue attributable to the acquisitions of 10x Marketing and Jadeon ($2,105,000 of product sales and $1,670,000 of services revenue), net of a $61,000 decreases in our business that existed prior to the acquisitions. We acquired 10x Marketing and Jadeon in June 2005 and revenue attributable to these businesses included in the accompanying condensed consolidated financial statements for the three-month period ended June 30, 2005 was $505,000.
     Revenue increased by $7,469,000 during the six months ended June 30, 2006 when compared to the same period in 2005. This increase includes $7,505,000 of revenue attributable to the acquisitions of 10x Marketing and Jadeon ($4,005,000 of product sales and $3,500,000 of services revenue), net of a $36,000 decrease in our business that existed prior to the acquisitions. We acquired 10x Marketing and Jadeon in June 2005 and revenue attributable to these businesses included in the accompanying condensed consolidated financial statements for the six-month period ended June 30, 2005 was $505,000.
     Expenses
     Cost of product sales. We incurred $1,689,000 in costs of product sales during the three months ended June 30, 2006.. We had product cost of sales during the same period ended June 30, 2005 of $159,000. The increase is primarily due to Jadeon’s cost of sales included for the entire three months ended June 30, 2006.
     We incurred $3,249,000 in costs of product sales during the six months ended June 30, 2006. We had product cost of sales during the same period ended June 30, 2005 of $159,000. The increase is primarily due to having Jadeon’s cost of sales included for the entire six months ended June 30, 2006.
     Cost of services. Our cost of services increased by $1,251,000 during the three months ended June 30, 2006, when compared to the same period in 2005. Of this increase, $1,235,000 was attributable to the acquisitions of 10x Marketing and Jadeon. In addition to the increase in cost of services we incurred due to the acquisitions of 10x Marketing and Jadeon, we had a $16,000 increase in cost of services from our ongoing business that existed prior to the acquisitions.
     Our cost of services increased by $2,621,000 during the six months ended June 30, 2006, when compared to the same period in 2005. Of this increase, $2,550,000 was attributable to the acquisitions of 10x Marketing and Jadeon. In addition to the increase in cost of services we incurred due to the acquisitions of 10x Marketing and Jadeon, we had a $71,000 increase in cost of services from our ongoing business that existed prior to the acquisitions.
     General and administrative. Our general and administrative expenses increased by $1,128,000 during the three months ended June 30, 2006, when compared to the same period in 2005. We had an increase in expenses related to the recognizing compensation expense in accordance with SFAS 123R of $137,000 during the six months ended June 30, 2006 compared to the same period in 2005. General and administrative expenses directly relating to the acquired companies was $315,000 during the three months ended June 30, 2006. We also had an increase in professional services of $125,000 relating primarily to the acquisitions of Jadeon and 10X Marketing, the merger with Source Energy and becoming a public reporting entity. During the three months ended June 30, 2006, we also had expenses of $598,000 related to an abandoned merger discussed below.
     On March 9, 2006, the Company entered into an asset purchase agreement with Hello Metro Incorporated, Superfly Advertising, Inc., Treefrog Commerce, Inc. and Clark Scott (the “Hello Metro Agreement”), pursuant to which the Company agreed to purchase certain assets and properties related to providing internet users local content, guides and information concerning certain cities around the world.
     On April 28, 2006, the Company amended the Hello Metro Agreement to provide that the Company or the sellers could terminate the agreement if the closing had not occurred by May 31, 2006. In connection with the amendment, the Company agreed to issue to the sellers an aggregate of 143,000 shares of its common stock. The Company also agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issued as consideration for the amendment.
     On June 28, 2006, the Company and the sellers under the Hello Metro Agreement mutually agreed to terminate the Hello Metro Agreement. The Company retained the obligation to file a registration statement covering the shares of our common stock issued to the sellers in consideration of the April 28, 2006 amendment of that agreement. The costs of this abandoned acquisition, including cash paid of $140,000 and the fair value of the 143,000 shares of common stock issued to the sellers, are included in the Company’s general and administrative expenses for the three and six months ended June 30, 2006.
     Our general and administrative expenses decreased by $350,000 during the six months ended June 30, 2006, when compared to the same period in 2005. Our share-based payment costs included in general and administrative expenses decreased $2,125,000 during the six months ended June 30, 2006 when compared to the same period in 2005. The major cause for the decrease in share-based payment expense relates to shares of our common stock that we issued to certain directors and officers at $0.10 per share during the six months ended June 30, 2005. We determined that these shares were issued below the computed fair value of $2,767,000 and recorded an expense for the difference between the issuance price and the computed fair value of $2,460,000. Our share-based payment expense during the six months ended June 30, 2006 was computed under the provisions of SFAS 123R. The significant decrease in share-based payment expense was partially offset by the additional costs related to our growth through acquisitions that took place in June 2005. General and administrative expenses directly relating to the acquired companies was $608,000 during the six months ended June 30, 2006. We had an increase in professional services of $419,000 during the six months ended June 30, 2006 when compared to the same period in 2005. These increased professional services relate primarily to acquisition activities, and the increased costs of becoming a public reporting entity. We also had expenses of $598,000 related to an abandoned merger discussed above.
     Selling and marketing. Our selling, and marketing expenses increased $730,000 during the three months ended June 30, 2006, when compared to the same period in 2005. Of this increase, $80,000 represents increases in charges for share-based payments (recorded under the provisions of SFAS 123R for the three months ended June 30, 2006). Other increases related primarily to our growth, including an increase in our sales force through the business acquisitions in June 2005. Sales and marketing expense directly related to the acquired companies was $767,000 during the three months ended June 30, 2006.
Our selling, and marketing expenses increased $1,584,000 during the six months ended June 30, 2006, when compared to the same period in 2005. Of this increase, $140,000 represents increases in charges for share-based payments (recorded under the provisions of SFAS 123R for the six months ended June 30, 2006). Other increases related primarily to our growth, including an increase in our sales force through the business acquisitions in June 2005. Sales and marketing expense directly related to the acquired companies was $1,650,000 during the six months ended June 30, 2006. We also launched a new marketing initiative called InnuityDirect, our direct sales engine; re-branded and launched the Innuity website; and developed the foundation for the our go-to-market industry relations and public relations campaign.
     Research and development. Our research and development expense increased by $37,000 during the three months ended June 30, 2006, when compared to the same period during 2005. This increase in expenses was due, in part, to an increase in charges for share-based payments of $11,000 and the development of new service offerings. As a percentage of revenue, research and development expense was 6% of revenue during the three months ended June 30, 2006 and 16% of revenue for the same period in 2005. The reason for the decrease as a percentage of revenue is due in large part to the acquisitions of 10x Marketing and Jadeon.
     Our research and development expense increased by $105,000 during the six months ended June 30, 2006, when compared to the same period during 2005. This increase in expenses was due, in part, to an increase in charges for share-based payments of $39,000 and the development of new service offerings. As a percentage of revenue, research and development expense was 7% of revenue during the six months ended June 30, 2006 and 20% of revenue for the same period in 2005. The reason for the decrease as a percentage of revenue is due in large part to the acquisitions of 10x Marketing and Jadeon.

     Royalty. On January 1, 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty is being amortized over 21 months. We recorded royalty expense of $416,000 and $832,000, respectively, in each of the three and six month periods ended June 30, 2006 and 2005 as we amortized the prepaid royalty expense.
     Amortization. Our amortization expense increased by $163,000 during the three months ended June 30, 2006, when compared to the same period in 2005. The increase in amortization relates primarily to amortization expense associated with the intangible assets acquired with the business acquisitions in June 2005. These intangible assets totaled $2,298,000 and are being amortized over their estimated useful lives of three years.
     Our amortization expense increased by $379,000 during the six months ended June 30, 2006, when compared to the same period in 2005. The increase in amortization relates primarily to amortization expense associated with the intangible assets acquired with the business acquisitions in June 2005.
     Interest. Our interest expense increased $33,000 during the three months ended June 30, 2006, when compared to the same period in 2005. The increase relates primarily to the amortization of discount on new convertible debt incurred during the period ending June 30, 2006.
     Our interest expense increased $345,000 during the six months ended June 30, 2006, when compared to the same period in 2005. The increase relates primarily to expensing of $232,000 of unamortized debt discount associated with debt that converted into shares of our common stock during the six-month period ended June 30, 2006. The debt discount was being amortized into interest expense over the term of the associated debt and all unamortized debt discount associated with the converted debt was expensed upon the debt conversion. Other increases in interest expense were due to an increase in debt assumed and/or issued with our business acquisition activity during 2005 and amortization of discount on new convertible debt incurred during the period ending June 30, 2006.
Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through borrowings and equity investments. In 2004, we received approximately $1.4 million from the sale of Series A convertible preferred stock which were subsequently converted into common stock. Through December 31, 2005, we received approximately $3.5 million from the sale of convertible notes, and converted other debt totaling $1.1 million into the new 8% convertible notes. During the six month period ending June 30, 2006, we received $325,000 from the sale of 15% convertible notes.
     Due to our recurring losses, negative cash flows, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2005 expressed substantial doubt about our ability to continue as a going concern. As of June 30, 2006, we had current assets of $4,145,000 and current liabilities of $9,042,000, resulting in a working capital deficit of ($4,897,000). Our ability to continue as a going concern is dependent on our ability to obtain additional debt or equity financing. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds in order to continue operations for the remainder of 2006. There can be no assurance that we will be able to increase revenue, that we will be able to generate positive cash flow or that we will be able to raise additional funds for continuation of operations.
     The following is a summarization of our unaudited consolidated statements of cash flows and a discussion of significant items within the statements:

INNUITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended June 30,	2006	2005

Cash flows from operating activities
Net loss	$(4,985,814)	$(4,751,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615,558	205,703
Accretion of discount on notes payable	277,251	42,816
Non-cash share based compensation expense	721,937	198,749
Common stock issued for services	473,600	2,631,495
Bad debt provision	246,963	7,041
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(455,605)	197,979
Prepaid royalty	831,497	831,496
Trade accounts payable	466,287	204,146
Deferred revenues	391,938	(81,787)
Accrued liabilities	604,917	(276,687)
Other	23,771	(175,652)

Total adjustments	4,198,114	3,785,299

Net cash used in operating activities	(787,700)	(966,509)

Cash flows from investing activities
Purchase of property and equipment	(166,120)	(45,163)
Change in restricted cash	—	300,151
Purchase of intangible assets	—	(55,000)
Cash acquired in purchase of Jadeon, Inc.	—	498,822

Net cash provided by (used in) investing activities	(166,120)	698,810

Cash flows from financing activities
Proceeds from related party notes payable	325,000	—
Proceeds from convertible note	—	1,000,000
Increase in line of credit	110,000	489,515
Payments on related parties notes payable	(35,683)	(201,000)
Payments on long-term debt	(15,000)	—
Payments on capital lease obligations	(38,969)	—
Proceeds from issuance of Series A preferred stock	—	25,000
Proceeds from exercise of options and warrants	6,097	604
Common stock issued for cash	—	27,953

Net cash provided by financing activities	351,445	1,342,072

Net increase (decrease) in cash and cash equivalents	(602,375)	1,074,373
Cash and cash equivalents at beginning of period	696,997	187,444

Cash and cash equivalents at end of period	$94,622	$1,261,817

     We used $788,000 of cash in our operations during the six months ended June 30, 2006 and $967,000 of cash in our operations during the same period in 2005. While we had net losses of $4,986,000 and $4,752,000 respectively, during the six-month periods ended June 30, 2006 and 2005, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, accretion of debt discount and provisions for bad debts. These non-cash items totaled $2,335,000 during the six months ended June 30, 2006 and $3,086,000 during the same period in 2005. Changes in our operating assets and liabilities further offset our cash losses from operations by $1,863,000 and $699,000 respectively, for the six-month periods ended June 30, 2006 and 2005.

     We purchased property and equipment of $166,000 and $45,000, respectively, during the six-month periods ended June 30, 2006 and 2005. During the six months ended June 30, 2005, we changed banking relationships in our Merchant Services business line. This change in banking relationships allowed us to free-up $300,000 of restricted cash. During the six months ending June 30, 2005, we also received cash from the purchase of Jadeon of $499,000 and purchased intangible assets of $55,000.
     We also had net borrowings against our credit line of $110,000 and $490,000 respectively, during the six months ended June 30, 2006 and 2005. During the six months ended June 30, 2006 and 2005, we had borrowings under separate convertible notes of $325,000 and $1,000,000, respectively. We also had payments on various debt instruments during the respective periods of $90,000 and $201,000.
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
     We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At June 30, 2006, we had an accumulated deficit of approximately $33.0 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.
     As of June 30, 2006, we had a working capital deficit of approximately $4.9 million. We had no committed sources of additional capital to finance the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm dated March 17, 2006, expressed substantial doubt about our ability to continue as a going concern. For capital expenditures, we will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities. The success of our business depends on the continued growth of the Internet as a business tool for small businesses.
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
     In March, 2006, we entered into an asset purchase agreement with Hello Metro Incorporated, Superfly Advertising, Inc., Treefrog Commerce, Inc. and Clark Scott (the “Hello Metro Agreement”), pursuant to which we agreed to purchase certain assets and properties related to providing internet users local content, guides and information concerning certain cities around the world. The Hello Metro agreement was extended through an amendment to the agreement in April 2006 whereby we agreed to issue the sellers an aggregate of 143,000 shares of our common stock and paid additional cash consideration for the extension. In June 2006 we and the sellers under the Hello Metro Agreement mutually agreed to terminate the Hello Metro Agreement. The costs of this abandoned acquisition had a negative impact on our operating results for the three and six months ended June 30, 2006.
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
     We will have to successfully integrate our operations with those of Jadeon and 10x Marketing to achieve the anticipated benefits from these recent acquisitions. We may find it difficult to integrate Jadeon’s and 10x Marketing’s operations with our operations. As a result of our acquisition of Jadeon and 10x Marketing in June 2005, we acquired over seventy new employees and now have widely dispersed operations in California, Washington, Hawaii, Oregon and other locations, which increases the difficulty of integrating operations. Jadeon or 10x Marketing personnel may eventually terminate their employment because of the combination with us. Jadeon and 10x Marketing customers, distributors or suppliers may also terminate their arrangements with us, or demand amended terms to such arrangements. Additional challenges involved in integrating these companies include:
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
     Even with the merger with Vista.com completed, we, and the prospect for achieving greater value for our shareholders, will be subject to a number of risks, such as improved access to financial markets and future appreciation of our common stock or improved ability to utilize capital stock to effect licensing or acquisition transactions and incent management. As a result, the benefits of the merger may never be realized. Between January 1, 2006 and March 22, 2006, the holders of our 8% convertible promissory notes in the principal amount of approximately $4.7 million elected to convert the outstanding principal amount under such notes plus accrued interest into shares of our common stock at a conversion price of $1.50 per share. We issued an aggregate of 3,283,295 shares of common stock in connection with the conversion of the notes, which could adversely affect the trading price of our shares.
     We recently incurred substantial indebtedness, including approximately $800,000 incurred in connection with our acquisition of Jadeon, approximately $280,000 incurred in connection with the restructuring of our acquisition of Merchant Partners related debt and $325,000 in a new 15% convertible note. We have quarterly payment obligations that are dependent upon our Jadeon division’s post-acquisition profitability and gross revenues (net of hardware sales), subject to a minimum quarterly payment obligation of $75,000. We also have minimum monthly payment obligations of approximately $13,500 in connection the restructured Merchant Partners acquisition indebtedness. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to a variety of business and other factors affecting our operations, many of which are beyond our control. The degree to which we are leveraged and remain leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Further, if we are unable to pay these obligations when they become due, or any other indebtedness that may come due or that may accelerate as a result our default under any of these debt obligations, our business could be materially harmed.
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
     The market for Internet technology applications and solutions and related products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services and products they offer. We encounter competition from a wide variety of businesses, including:
•	Website Services—companies such as Yahoo Small Business, Microsoft Office Live, Website Pros, Web.com, Go Daddy, Verio, 1&1, and Network Solutions.

•	Lead Generation Services—companies such as Yahoo Small Business, Google, Microsoft, iCrossing, iProspect, SEO.com, Local Launch!, Marchex (Traffic Leader), and local search engine optimization companies.

•	Merchant Services—companies such as Authorize.net, PayPal, Heartland Payment Systems, iPayment, CyberSource, Global Payments, The Sage Group, and Peachtree, as well as banking competitors such as Bank of America, Chase Manhattan Bank, Wells Fargo, and small independent sales organizations.

•	In-Store Systems—integrated equipment and software companies such as Micros Systems, Radiant Systems; independent software vendors such as Positouch, Digital Dining, and Microsoft Retail Management System; and hardware competitors such as NCR, IBM, and Dell.
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
Another way we plan to expand our business is by entering into additional distribution relationships through which our strategic partners will “private label” Innuity applications and market them under their own brands. If we are unable to maintain our existing private label distribution arrangements or if we are unable to enter into additional private label distribution arrangements, our future revenues would be significantly reduced and our expenses would increase.
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
     Our credit card payment gateway does not directly access the Visa and MasterCard credit card associations because we are not a member of those associations. As a result, we must rely on banks and their service providers to process our payment transactions. We must comply with the operating rules of the credit card associations. The associations’ member banks set and interpret these rules. Some of those member banks compete with us. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we might find difficult or even impossible to comply with, resulting in our inability to provide customers the option of using credit cards to fund their payments. If we are unable to provide a gateway for credit card transactions, our business would be materially and adversely affected.
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
     We have potential liability for chargebacks associated with the credit card or ACH transactions we process. If a billing dispute between one of our small business customers and a cardholder is not ultimately resolved in favor of the cardholder, the disputed transaction is “charged back” to our small business customers bank and credited to the account of the cardholder. If we or our sponsoring banks are unable to collect the chargeback from our small business customer or if our small business customer refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the cardholder’s bank for the chargeback, we must bear the loss for the amount of the refund paid to the cardholder’s bank. We also have potential liability for losses caused by fraudulent credit card transactions. Card fraud occurs when a cardholder doing business with one of our small business customers uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the cardholder, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small business customers that we serve are small businesses that transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because sales of this type are card-not-present transactions, these merchants are more vulnerable to credit card fraud than larger merchants. Because we target small businesses, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants. Merchant fraud occurs when a merchant, rather than a cardholder, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud could increase our chargeback liability.

     Chargebacks for ACH transactions work in much the same way as credit card chargebacks. The chargebacks are the result of a dispute arising between one of our small business customers and the consumer. Consumers have up to six months to do a chargeback against a merchant from an ACH transaction. If our small business customer refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the consumer, we must bear the loss for the amount of the refund to the consumer’s bank account.
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
Our ability to effectively improve a website’s positioning in search rankings depends on our ability to determine and search engine algorithms; a significant change in the way these algorithms function could negatively affect our success.
     Search engines base their rankings on constantly evolving algorithms, and they frequently modify the specific criteria they use to determine a website’s ranking for a particular keyword and regularly reevaluate the websites and their rankings. Although we have never claimed detailed knowledge of how these algorithms work or how often they change, we are able to determine effective approximations by closely scrutinizing the existing algorithms and analyzing the changes we observe. In the event that a significant change to the way these algorithms functions does occur, we may experience a loss of productivity. It could take us more time than usual to determine the changes, and it is possible that our technical team may not be able to determine and adjust to them at all. Our inability to effectively evaluate the search engine algorithms would negatively affect our ability to provide successful results to our clients. Potential challenges would ensue if any or all of the following occurred:
•	search engines stop providing critical data used by our internally developed tools;

•	search engine algorithms arbitrarily prevent new sites from obtaining rankings;

•	search engine algorithms weigh new factors that are more difficult for us to control;

•	search engines implementation of new algorithms; or

•	search engines switch to an entirely fee-based system, eliminating natural rankings as currently used.
Margins on pay-per-click advertising may become too low to be profitable.
     One of the main revenue sources within the business of search engine marketing is pay-per-click advertising. To participate in a pay-per-click campaign, our clients bid for specific placement on search engine results lists. The minimum amount that must be paid for these paid placements is determined entirely by search engine companies. If the cost of this pay-per-click advertising for our customers becomes prohibitively expensive relative to the revenues that our customers generate from such advertising, then we may lose customers or may not be able to attract new customers and our business would be materially and adversely affected.

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
     We have rapidly expanded our operations and anticipate that further significant expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. Our employee base increased from 24 full-time employees as of January 1, 2004 to 184 full-time employees as of June 30, 2006. Such expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We anticipate that we will need to hire additional employees to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.
The loss of any members of our senior management could harm our current and future operations and prospects.
     We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Robert Bench, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer; and Shivonne Byrne, our Chief Marketing Officer. We do not have long-term employment agreements with any of the members of our senior management team. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of June 30, 2006, our executive officers together controlled approximately 54% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
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
As a result of increased trading activity occurring in our common stock prior to the announcement of the proposed merger of Source Energy and Vista.com, we may be subject to increased scrutiny by the National Association of Securities Dealers (“NASD”) or the SEC, which could divert the attention of our management, possibly delay the effectiveness of future registration statements, adversely affect the trading market for our stock, and cause us to incur significant additional expenses.
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
     In August 2003, we entered into a Product Line Purchase Agreement with Citysearch.com (an operating business of Ticketmaster.com) to acquire from Citysearch.com a segment of its business related to creating and hosting end-user directory websites. In exchange for the transfer to us of the hosting business and certain other material consideration, we agreed to pay Citysearch.com $2,400,000. To date, we have paid Citysearch.com approximately $1,200,000. We believe Citysearch.com has failed to fulfill its obligations under the purchase agreement and has breached certain material provisions of the agreement. As a result, in January 2006 we filed suit against Citysearch.com in the Superior Court of Washington for King County, seeking recovery of all monies paid by us pursuant to the purchase agreement. Citysearch.com removed the case to the United States District Court for the Western District of Washington, where it is currently pending. Citysearch.com has previously demanded payment of the unpaid balance of $1,200,000, and Citysearch.com has asserted counterclaims in the pending litigation to attempt to recover those funds. This litigation is in the discovery phase with the trial date set for July 2007.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     During the six months ended June 30, 2005, we issued 3,283,296 shares of our common stock to holders of 8% convertible notes in exchange for $4,924,812 of the principal and accrued interest due under the convertible notes. The issuance of the shares was exempt pursuant to Rule 506 of Regulation D. In addition, during this period, options and warrant to purchase 64,956 shares of our common stock were exercised and our net proceeds were $6,097. The issuance of the shares was exempt pursuant to Section 4(2) of the Securities Act and Regulation D.
     On April 28, 2006, we issued an aggregate of 143,000 shares of our common stock as consideration for an amendment of the closing date of an asset purchase agreement, dated March 9, 2006. The shares of common stock were issued pursuant to Amendment No. 2 to the Asset Purchase Agreement, dated April 28, 2006. These shares carry registration rights and are subject to damage provisions. The issuance of the shares was exempt pursuant to Rule 506 of Regulation D.
     On May 25, 2006, as part of a severance agreement, we issued 8,000 shares of common stock. The issuance of the shares was exempt pursuant to Section 4(2) of the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders
     We held an annual meeting of shareholders on June 6, 2006 at which our shareholders considered and voted as follows:
1.	The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and qualified:

John R. Wall	John R. Dennis	Marvin A. Mall	Keith A. Cannon

Michael L. Snow	Harold H. Kawaguchi	Greg M. Stevenson
                           Each of the afore-mentioned directors received a total of 15,543,492 shares voted in favor which was sufficient for election.
2.	The shareholders considered a proposal to approve an amendment to our Amended and Restated 1999 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 2,440,466 to 4,440,466. There were 15,399,969 votes cast in favor, 637 votes cast against and 142,919 votes withheld or not voted, which vote tally was sufficient for approval.

3.	The shareholders considered whether to appoint Hansen Barnett & Maxwell as our independent public accountants. There were 15,542,240 votes cast in favor, 19 votes cast against and 1,266 votes withheld or not voted, which vote tally was sufficient for approval.
Item 6. Exhibits

Exhibit 10.1—	Letter of Termination of Proposed Merger with Hello Metro Incorporated, Superfly Advertising, Inc, and Treefrog Commerce, Inc.
Exhibit 10.2 — Securities Purchase Agreement
Exhibit 10.3 — Form of 15% Convertible Secured Promissory Note
Exhibit 10.4 — Registration Rights Agreement
Exhibit 10.5 — Form of Common Stock Purchase Warrant
Exhibits 31.1 and 32.1 — Certifications of the Company’s Chief Executive Officer
Exhibits 31.2 and 32.2 — Certifications of the Company’s Chief Financial Officer
SIGNATURES
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

Dated August 4, 2006