Form 10QSB
period 2006-09-30
INNUITY, INC. /UT/
filed 2006-11-06
CIK 1103645

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-29129

Utah (State or other Jurisdiction of Incorporation or Organization)	Innuity, Inc. Exact Name of Small Business Issuer as Specified in its Charter	87-0370820 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 31, 2006
Common capital stock $.00025 par value	20,062,534
Transitional Small Business Disclosure Format:
Yes ☐ No ☑

Innuity, Inc.
Quarterly Report on Form 10-QSB
Quarter ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$260,955	$696,997
Settlement deposits	436,138	529,900
Settlement receivable, net of allowance for doubtful accounts of $47,594 and $47,939, respectively	205,695	254,499
Trade accounts receivable, net of allowance for doubtful accounts of $251,975 and $254,106, respectively	1,132,818	1,848,819
Inventories, net of allowance for obsolete inventory of $214,072 and $115,141, respectively	676,883	522,600
Prepaid royalty	—	1,247,246
Other current assets	222,907	209,813

Total Current Assets	2,935,396	5,309,874

Property and equipment, net	639,485	347,724
Intangible assets, net	1,641,763	2,370,714
Goodwill	1,833,220	1,833,220

Total Assets	$7,049,864	$9,861,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable	$2,176,928	$1,595,272
Accrued salaries and wages	548,079	406,036
Merchant settlement payable	557,682	774,975
Accrued liabilities	1,401,334	777,190
Deferred revenues	1,633,510	1,575,442
Line of credit	599,515	489,515
Related party notes payable, current portion, net of discount of $2,700 and $2,700, respectively	658,106	658,106
Long-term debt, current portion	1,200,000	1,215,000
Capital lease obligations, current portion	130,729	36,420

Total Current Liabilities	8,905,883	7,527,956

Long-Term Liabilities
Related party notes payable, net of discount of $290,561 and $22,944, respectively	354,800	1,470,867
Long-term debt, net of discount of $0 and $254,087, respectively	—	3,397,563
Capital lease obligations	205,501	52,102

Total Long-Term Liabilities	560,301	4,920,532

Total Liabilities	9,466,184	12,448,488

Commitments and Contingencies
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 20,062,534 shares and 16,371,289 shares issued and outstanding, respectively	5,016	4,093
Additional paid-in capital	32,240,969	26,430,420
Deferred compensation	—	(1,013,308)
Accumulated deficit	(34,662,305)	(28,008,161)

Total Stockholders’ Deficit	(2,416,320)	(2,586,956)

Total Liabilities and Stockholders’ Deficit	$7,049,864	$9,861,532

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues
Product sales	$2,111,811	$1,857,385	$6,368,229	$2,100,457
Services	3,336,763	2,865,475	9,595,902	5,669,782

Total revenues	5,448,574	4,722,860	15,964,131	7,770,239

Operating expenses
Cost of product sales	1,618,566	1,307,771	4,833,039	1,466,432
Cost of services	1,808,884	1,532,413	5,366,951	2,443,701
General and administrative	1,463,318	2,075,708	4,930,355	5,976,945
Selling and marketing	1,172,029	1,130,164	4,061,682	2,419,213
Research and development	318,239	317,359	1,020,869	916,715
Royalty expense	415,749	415,748	1,247,246	1,247,245
Amortization expense	229,095	216,480	728,950	261,944

Loss from operations	(1,577,306)	(2,272,783)	(6,224,961)	(6,961,956)

Other income (expense)
Interest expense	(91,706)	(81,509)	(499,574)	(144,796)
Other income	682	2,057	70,391	2,707

Total other expense	(91,024)	(79,452)	(429,183)	(142,089)

Net Loss	$(1,668,330)	$(2,352,235)	$(6,654,144)	$(7,104,045)

Basic and Diluted Loss Per Common Share	$(0.08)	$(0.22)	$(0.35)	$(0.94)

Basic and Diluted Weighted-Average Common Shares Outstanding	20,062,534	10,487,203	19,262,108	7,575,271

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended September 30,	2006	2005

Cash flows from operating activities
Net loss	$(6,654,144)	$(7,104,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	921,821	533,529
Accretion of discount on notes payable	318,703	66,027
Non-cash share based compensation expense	1,063,897	352,590
Common stock issued for services	497,744	3,028,318
Bad debt provision	260,782	30,041
Expense for prepaid royalties	1,247,246	1,247,246
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	93,762	(279,415)
Trade accounts receivable	492,291	(91,884)
Settlement receivable	11,732	(326,428)
Inventories	(154,283)	(221,719)
Other current assets	(13,094)	(99,915)
Trade accounts payable	581,656	377,315
Merchant settlement payable	(217,293)	265,644
Accrued salaries and wages	142,042	(13,371)
Deferred revenues	58,068	(152,432)
Accrued liabilities	822,871	(91,479)

Total adjustments	6,127,945	4,624,067

Net cash used in operating activities	(526,199)	(2,479,978)

Cash flows from investing activities
Purchase of property and equipment	(170,975)	(62,935)
Change in restricted cash	—	300,151
Purchase of intangible assets	—	(55,000)
Cash acquired in purchase of Jadeon, Inc.	—	498,822

Net cash provided by (used in) investing activities	(170,975)	681,038

Cash flows from financing activities
Proceeds from related party notes payable	345,000	—
Proceeds from convertible note	—	3,514,007
Increase in line of credit	110,000	489,515
Payments on related party notes payable	(119,016)	(595,232)
Payments on long-term debt	(15,000)	(68,356)
Payments on capital lease obligations	(65,949)	(7,532)
Proceeds from issuance of Series A preferred stock	—	25,000
Proceeds from exercise of options and warrants	6,097	29,552
Common stock issued for cash	—	223,627

Net cash provided by financing activities	261,132	3,610,581

Net increase (decrease) in cash and cash equivalents	(436,042)	1,811,641

Cash and cash equivalents at beginning of period	696,997	187,444

Cash and cash equivalents at end of period	$260,955	$1,999,085

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2006	2005

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$33,079	$30,875

Noncash investing and financing activities

Issuance of options and warrants	$—	$310,719
Stock options forfeited	—	454,985
Exercise of warrants for settlement of liabilities	—	8,231
Issuance of note payable for purchase of intangible assets	—	45,000
Note payable issued as prepayment of royalties	—	1,824,471
Common stock issued as prepayment of royalties	—	1,350,000
Common stock issued for settlement of certain liabilities	—	230,727
Discount on notes payable	332,232	273,497
Conversion of old note and accrued interest to new convertible note	—	137,644
Conversion of old related party note payable to convertible note	—	1,074,434
Convertible debt converted to common stock	4,726,085	—
Accrued interest converted to common stock	198,727	—
Reclassification of deferrred compensation to APIC in accordance with FAS 123R	1,013,308	—
Acquisition of property and equipment under terms of capital lease agreements	313,656	87,865
Write off of accounts receivable	263,258	51,862

Purchase of Jadeon
Fair value of assets acquired	—	5,602,842
Liabilities assumed	—	(3,656,324)
Common stock issued	—	(1,946,518)

Purchase of 10X Marketing
Fair value of assets acquired	—	700,906
Liabilities assumed	—	(126,346)
Common stock issued	—	(574,560)
See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Innuity, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.
     Operating results for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 23, 2006.
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
     The Company’s operations are located in California, Utah, and Washington. Operations are carried out through the Company’s Promotion and Commerce divisions, each of which is focused on a critical business cycle process. The applications and solutions offered by the Company’s Promotion division are designed to help small businesses market and promote their products and services, while the offerings of the Company’s Commerce division can facilitate and improve a small business’ selling processes and transaction processing capabilities.
     The Promotions division’s operations are carried out through its Website Services business line (which includes the Company’s wholly-owned subsidiary, Vista) and its Search Engine Marketing business line (which includes the Company’s wholly-owned subsidiary, 10x Marketing LLC, a Utah limited liability company). On October 31, 2006, 10x Marketing LLC was dissolved and its assets and operations were transferred to Vista.
     The Commerce division’s operations are carried out through its In-Store Systems business line (which includes the Company’s wholly-owned subsidiary Jadeon, Inc., a Nevada corporation) and Merchant Services business line. The Merchant Services business line does business under the names of Merchant Partners and Vista.com dba Merchant Partners.
     The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. However, the Company has incurred substantial losses and has a working capital deficit and accumulated deficit as of September 30, 2006. In addition, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2005 expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional debt or equity financing. Unless the Company is able to significantly increase its revenues and cash flows from operating activities, it will be required to raise additional funds in order to continue operations.
     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
2. SHARE BASED PAYMENTS
     Prior to January 1, 2006, the Company accounted for its stock option plan using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS123). Under this method no compensation expense was recognized for stock option grants, with the exception of options accounted for under variable accounting that were determined to have an exercise price below the fair value of the Company’s underlying common stock as of the date of grant. Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes and continues to be presented as a pro forma disclosure for periods prior to the three and nine-month periods ended September 30, 2006.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, (SFAS 123R) using the modified-prospective transition method. Under this transition method, compensation costs recognized during the three and nine-month periods ended September 30, 2006, include: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated.
     SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and has therefore not recognized any excess tax benefits from the exercise of stock options.
     The Company grants stock options to employees, non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan. Vesting requirements for awards under this plan vary by individual grant and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the nine-month period ended September 30, 2006, are:

2006
Dividend yield	0.0%
Expected Volatility	142%
Risk-free interest rate	4.66%
Expected term	5 years
     Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summary presents information regarding outstanding options as of September 30, 2006, and changes during the nine-month period then ended with regard to all options:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregate Intrinsic
	Shares under Option	Exercise Price	Term	Value
Outstanding at December 31, 2005	1,980,885	$0.38
Granted	377,000	$2.81
Exercised	(245,906)	$0.24
Forfeited or expired	(214,668)	$0.48

Outstanding at September 30, 2006	1,897,311	$0.87	8.46 Years	$459,180

Exercisable at September 30, 2006	1,009,956	$0.47	7.92 Years	$172,949

     The weighted average grant-date fair value of options granted during the nine-month period ended September 30, 2006, was $2.52. The total intrinsic value of options exercised during the nine-month period ended September 30, 2006, was $459,180. Total share-based payment expense for the nine months ended September 30, 2006, was $1,063,897. No share-based payment costs were capitalized during the nine months ended September 30, 2006.
     The following table provides pro-forma net loss and loss per share had the Company applied the fair value method of SFAS 123 during the three and nine-month periods ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common stockholders:	$(2,352,235)	$(7,104,045)
Add stock-based compensation expense included in net loss	190,390	352,594
Deduct stock-based compensation expense determined under fair value basis method	(276,246)	(790,560)

Pro forma net loss	$(2,438,091)	$(7,542,011)

Reported basic and diluted loss per share	$(0.22)	$(0.94)
Pro forma basic and diluted loss per share	$(0.23)	$(1.00)
3. INVENTORIES
Inventories consist of finished computer hardware and software media held for resale and are stated at the lower of cost (first-in, first-out method) or market.
4. LONG-TERM DEBT AND CAPITAL LEASES
     On February 18, 2005, the Company secured a line of credit from a comercial bank. The total amount of the line of credit was originally $1,500,000 and was secured by the assets of the Company and a personal guaranty of the CEO of the Company. In August 2006, the line of credit was reduced to $600,000. Interest accrues on the line of credit outstanding balance at a variable rate equal to the bank’s prime rate, which was 8.25% at September 30, 2006. In the event of default, the bank may declare the line of credit due and payable in full. At September 30, 2006, this credit line had expired and the outstanding balance on the line of credit and the amount borrowed was $599,515.
     During the nine-month period ended September 30, 2006, convertible note holders converted their principal and accrued interest of $4,924,812 into 3,283,295 shares of common stock. Included in these debt conversions was $1,126,006 of principal and interest due to Artesian Management, Inc. (“Artesian”), an entity in which Michael L. Snow, a director of the Company, has a pecuniary interest, that was converted to

750,671 shares of Company common stock. The remainder of the debt held by Artesian was distributed by Artesian to its owners and other interest holders. Unamortized debt discount associated with the convertible notes was $232,000 immediately prior to conversion. This unamortized debt discount was charged to interest expense upon the conversion of the notes.
Long-term debt consisted of the following as of September 30, 2006, and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)

Non-interest bearing note payable to an unrelated party, interest imputed at 8%, payments due monthly, in default, through September 2005, net of $0 and $0 of unamortized discount, unsecured	1,200,000	1,200,000

Convertible notes payable to individuals, interest at 8%, mature September 2007, net of $0 and $254,807 of unamortized discount, unsecured	—	3,397,563

Non-interest bearing note payable to an individual, interest at 10% if monthly payment isn’t made, monthly payments of $5,000 through March 2006, unsecured	—	15,000

Total debt	$1,200,000	$4,612,563
Less current maturities	(1,200,000)	(1,215,000)

Long-term debt	$—	$3,397,563

     Related party notes payable consisted of the following as of September 30, 2006, and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)

Notes payable to a shareholder, interest at 8%, due on demand, unsecured	200,000	200,000

Convertible note payable to a shareholder, interest at 8%, matures June 2007, unsecured	—	1,074,434

Note payable to former owner of Jadeon, interest at 5%, minimum payment of $45,000 quarterly, matures June 2016, net of discount of $23,620 and $25,644, unsecured	456,741	573,733

Notes payable to an officer and director, and two associated parties, interest at 12%, matures December 2009, monthly payments of $13,468 beginning September 2005, in default, unsecured	280,806	280,806

Convertible notes to related parties, interest at 15%, matures beginning April 2008, net of discount of $269,641 and $0, secured by assets of the Company	75,359	—

Total related party notes payable	$1,012,906	$2,128,973
Less current maturities	(658,106)	(658,106)

Long-term related party notes payable	$354,800	$1,470,867

     During the nine months ending September 30, 2006, the Company executed eight capital leases. The amount of the asset and the corresponding liability that were booked was $313,656. The leases are for three years and the aggregate monthly payment amount is $9,829.
5. COMMON STOCK
     The Company’s common stock transactions during the nine months ended September 30, 2006, were as follows:
     Options to purchase 245,906 shares of the Company’s common stock were exercised, including 228,175 options that were exercised using cashless exercise provisions, resulting in the total issuance of 209,662 shares of common stock. Warrants to purchase 47,288 shares of common stock were exercised. Net proceeds from the exercise of options and warrants were $6,097.
     Convertible notes totaling $4,924,812 of principal and accrued interest converted into 3,283,295 shares of the Company’s common stock.
     The Company issued 143,000 shares of common stock in connection with a potential acquisition. The acquisition was never completed and $457,600, or $3.20 per share, was charged to expense.
     The Company issued 8,000 shares of common stock as part of a severance agreement. As a result of this issuance, the Company recorded $16,000 of compensation expense, or $2.00 per share.

6. LOSS PER SHARE
     Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible securities, if dilutive. Options and warrants to purchase 2,415,107 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three and nine months ended September 30, 2006, because the effect would be anti-dilutive. Options and warrants to purchase 2,710,591 shares of common stock have not been included in the calculation of diluted common stock outstanding for the three and nine months ended September 30, 2005, because the effect would be anti-dilutive.
7. SUPPLEMENTAL PRO FORMA INFORMATION
     On June 6, 2005, the Company acquired all of the membership interests of 10x Marketing LLC (“10x Marketing”). The results of 10x Marketing’s operations are included in the condensed consolidated financial statements for the three and nine months ended September 30, 2006. On October 31, 2006, 10x Marketing was dissolved and its assets and operations were transferred to Vista. These operations provide services that enable customers’ websites to be more visible on the Internet.
     On June 15, 2005, the Company acquired all of the issued and outstanding common stock of Jadeon, Inc (“Jadeon”). The results of Jadeon’s operations are included in the condensed consolidated financial statements for the three and nine-months ended September 30, 2006. Jadeon provides restaurant and retail point-of-sale (“POS”) equipment and service on that equipment.
     The following supplemental pro forma information reflects the Company’s operations for the nine months ended September 30, 2005, as if Jadeon and 10x Marketing had been acquired as of January 1, 2005.

Nine Months Ended
September 30, 2005

Revenue	$13,447,173

Net loss	$(6,974,690)

Net loss per share	$(0.92)
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
     Promotion division — Through the Promotion division, the Company connects businesses with customers most likely to buy their particular products or services. Applications include search engine optimization, pay-per-click campaign management, local search business profiles, link recruitment, conversion enhancement, search engine submission, web analytics tools and management, domain name registration, business and eCommerce websites and custom design services.

     Commerce division — Through the Commerce division, the Company processes, manages, and supports commercial transactions between small businesses, their online and offline customers, vendors and business partners. Applications include POS hardware, software and related services, and merchant accounts and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment, and business cash advances.
The following presents certain segment information as of and for the three and nine months ended September 30, 2006:

	For The Three Months Ended September 30, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$880,730	$4,567,844	$—	$5,448,574
Depreciation and amortization	92,152	214,111	—	306,263
Interest expense	45,823	45,883	—	91,706
Segment loss	(841,723)	(826,607)	—	(1,668,330)
Segment assets	2,907,499	7,130,998	(2,988,633)	7,049,864

	For the Nine Months Ended September 30, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$2,640,646	$13,323,485	$—	$15,964,131
Depreciation and amortization	290,496	631,325	—	921,821
Interest expense	250,037	249,537	—	499,574
Segment loss	(3,294,905)	(3,359,239)	—	(6,654,144)
Segment assets	2,907,499	7,130,998	(2,988,633)	7,049,864
The following presents certain segment information as of and for the three and nine months ended September 30, 2005:

	For The Three Months Ended September 30, 2005
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$790,158	$3,932,702	$—	$4,722,860
Depreciation and amortization	87,769	240,058	—	327,827
Interest expense	45,702	35,807	—	81,509
Segment income (loss)	(1,227,564)	(1,124,671)	—	(2,352,235)
Segment assets	8,141,341	7,211,419	(3,675,147)	11,677,613

	For the Nine Months Ended September 30, 2005
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$2,090,623	$5,679,616	$—	$7,770,239
Depreciation and amortization	123,211	410,318	—	533,529
Interest expense	108,941	35,855	—	144,796
Segment loss	(3,700,453)	(3,403,592)	—	(7,104,045)
Segment assets	8,141,341	7,211,419	(3,675,147)	11,677,613

     During the nine months ended September 30, 2006, all of the Company’s revenues and assets were in the United States of America. During the nine months ended September 30, 2006, the Company had one customer that represented 11% of total revenues. No other customers exceeded 10% of revenues for the nine months ended September 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operations
          The statements contained in this quarterly report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this report include statements regarding our plans to develop and deliver products and services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under “Management’s Discussion and Analysis or Plan of Operation” and encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation — and specifically disclaim any obligation — to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will vary, and may vary materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis or Plan of Operation-Risk Factors..” All subsequent written and oral forward-looking statements attributable to Innuity or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this report. Unless otherwise indicated “we,” “us,” “our,”, “Innuity” and “the Company” refer to Innuity, Inc. and its subsidiaries.
Overview
          The following management’s discussion and analysis (“MD&A”) should be read in conjunction with our financial statements and accompanying notes and with management’s discussion and analysis included in our annual report on Form 10-KSB for the year ended December 31, 2005. Our MD&A includes the following sections:
•	Our Business — a general description of our business and the industry in which we operate.

•	Significant Events — a discussion of events that have had a significant impact on our accompanying consolidated financial statements.

•	Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our consolidated results of operations.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash.

•	Risk Factors — a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
Our Business
          We are a Software as a Service (SaaS) company that designs, acquires and integrates applications to deliver solutions for small business. Our Internet technology is based on an affordable, on-demand model that allows small businesses to interact simply with customers, business partners and vendors and to manage their businesses efficiently. Using our on-demand applications, small businesses can grow their revenues, reach and serve customers and run everyday operations.
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
          Our business currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division are designed to facilitate and improve a small business’ selling processes and transaction processing capabilities.
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
          On November 9, 2005, we completed our merger with Vista.com, Inc., following which Vista.com became our wholly-owned subsidiary. We issued 15,966,838 shares of our common stock in exchange for all of the outstanding shares of Vista.com common stock. Immediately following the merger, a total of 16,371,289 shares of our common stock were outstanding. Because the shares issued to the former stockholders of Vista.com in the merger represented a controlling interest in our company, the transaction was accounted for as a reverse acquisition and Vista.com was considered the acquirer for accounting purposes. All of our historical financial statements through the date of the reverse acquisition are those of Vista.com.
Critical Accounting Policies
          Our discussion and analysis of financial condition and results of operation are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As discussed in Item 6, “Management’s Discussion and Analysis or Plan of Operation” section of our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and in Item 2 of our quarterly report on Form 10-QSB for the quarter ended June 30, 2006, we believe our most critical accounting policies and estimates relate to revenue recognition, credit risk, long-lived assets, goodwill and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. Management discussed with the audit committee of our Board of Directors the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

Operations Review
          The following discussion presents certain changes in our revenue and expenses that have occurred during the three and nine months ended September 30, 1006, as compared to the same three and nine month periods ended September 30, 2005.
Analysis of Consolidated Statements of Operations

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2006	2005	Change	2006	2005	Change

Revenues
Product sales	$2,111,811	$1,857,385	14%	$6,368,229	$2,100,457	203%
Services	3,336,763	2,865,475	16%	9,595,902	5,669,782	69%

Total revenues	5,448,574	4,722,860	15%	15,964,131	7,770,239	105%

Operating expenses
Cost of product sales	1,618,566	1,307,771	24%	4,833,039	1,466,432	230%
Cost of services	1,808,884	1,532,413	18%	5,366,951	2,443,701	120%
General and administrative	1,463,318	2,075,708	-30%	4,930,355	5,976,945	-18%
Selling and marketing	1,172,029	1,130,164	4%	4,061,682	2,419,213	68%
Research and development	318,239	317,359	0%	1,020,869	916,715	11%
Royalty expense	415,749	415,748	0%	1,247,246	1,247,245	0%
Amortization expense	229,095	216,480	6%	728,950	261,944	178%

Loss from operations	(1,577,306)	(2,272,783)	-31%	(6,224,961)	(6,961,956)	-11%

Other income (expense)
Interest expense	(91,706)	(81,509)	13%	(499,574)	(144,796)	245%
Other expense, net	682	2,057	*	70,391	2,707	*

Total other expense	(91,024)	(79,452)	15%	(429,183)	(142,089)	202%

Net Loss	$(1,668,330)	$(2,352,235)	-29%	$(6,654,144)	$(7,104,045)	-6%

*		Calculation is not meaningful

Note	-	Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below.

          Revenues
          Revenues increased $726,000 for the three months ended September 30, 2006, when compared to the same period in 2005. Of this increase, $635,000 was due to an increase in revenue in our Commerce division (including a $254,000 increase in product sales) and $91,000 was due to an increase in revenue in our Promotion division. The increase in our Commerce division revenue was primarily attributable to growth through our In-Store Systems business line (conducted through Jadeon). The growth in this business line is principally due to the continued roll-out of our chain partners’ implementation of our technology and growth in numbers of new customers. Also, this business line has primarily serviced the hospitality industry historically. In 2006 we expanded the market base of our In-Store Systems business line as we began servicing retail establishments. Our Promotions division growth was attributable to the growth in our Search Engine Marketing business line (10x Marketing). The growth in this business line was primarily due to increased assistance from our corporate sales and marketing departments.
          Revenues increased $8,194,000 for the nine months ended September 30, 2006, when compared to the same period in 2005. This increase was due to a full nine months of revenue for the businesses acquired in June 2005 (Jadeon and 10x Marketing) being included in the condensed consolidated financial statements for the nine-month period ended September 30, 2006. The revenues for the nine months ended September 30, 2006, included $12,057,000 of revenue attributable to the acquisitions of 10x Marketing and Jadeon ($6,368,000 of product sales and $5,689,000 of services revenue) while revenues of only $3,885,000 (including $2,100,000 of product sales and $1,785,000 of services revenue) are included in the condensed consolidated financial statements for the nine-month period ended September 30, 2005, for these acquired businesses.
          Expenses
          Cost of product sales. We incurred $1,619,000 in costs of product sales for the three months ended September 30, 2006, compared to $1,307,000 for the same period in 2005. The increase is due primarily to an increase in product sales. We also experienced lower margins for product sales for the three months ended September 30, 2006, compared to the same period in 2005. These lower margins were due primarily to competitive pricing pressures from our customers as well as an increase in pricing from a major vendor.
          We incurred $4,833,000 in costs of product sales for the nine months ended September 30, 2006,compared to $1,466,000 for the same period in 2005. The increase was principally due to having Jadeon’s cost of sales included for the entire nine months ended September 30, 2006.
          Cost of services. Our cost of services increased $276,000 during the three months ended September 30, 2006, compared to the same period in 2005. This increase was due to a $471,000 increase in services revenue for the same period.
          Our cost of services increased $2,923,000 during the nine months ended September 30, 2006, compared to the same period in 2005. This increase was largely attributable to having the costs of Jadeon and 10x Marketing included for the entire nine months ended September 30, 2006.
          General and administrative. Our general and administrative expenses decreased $612,000 for the three months ended September 30, 2006, compared to the same period in 2005. We had a decrease in professional services of $365,000 relating primarily to costs incurred in 2005 due to the Vista merger. We also had a decrease of $338,000 in share-based payment expense due to less warrants and no shares issued to outside parties. These decreases were partially offset by overall increased costs in several other areas due to the growth of our business.
          Our general and administrative expenses decreased $1,047,000 during the nine months ended September 30, 2006, compared to the same period in 2005. Our share-based payment costs included in general and administrative expenses decreased $1,819,000 for the nine months ended September 30, 2006, when compared to the same period in 2005. The major cause for the decrease in share-based payment expense related to shares of our common stock that we issued to certain directors and officers at $0.10 per share during the nine months ended September 30, 2005. We determined that these shares were issued below the computed fair value of $2,767,000 and recorded an expense for the difference between the issuance price and the computed fair value of $2,460,000. Our share-based payment expense for the nine months ended September 30, 2006, was computed under the provisions of SFAS 123R. The significant decrease in share-based payment expense was partially offset by the additional costs related to our growth through acquisitions that took place in June 2005. We had an increase in professional services of $249,000 during the nine months ended September 30, 2006, compared to the same period in 2005. These increased professional services related primarily to the increased costs of becoming a public reporting entity. We also had expenses of $598,000 related to an abandoned merger discussed above under the heading “Significant Events.” The costs of this abandoned acquisition, including cash paid of $140,000 and the fair value of the 143,000 shares of common stock issued in connection with the proposed transaction, are included in the our general and administrative expenses for the nine months ended September 30, 2006.
          Selling and marketing. Our selling, and marketing expenses increased $42,000 for the three months ended September 30, 2006, compared to the same period in 2005. This increase was due to a $86,000 increases in charges for share-based payments (recorded under the provisions of SFAS 123R) for the three months ended September 30, 2006. The increase in share-based payments was offset in part by decreases in various other selling and marketing costs that was achieved by streamlining and integrating the businesses acquired in 2005.
          Our selling, and marketing expenses increased $1,642,000 for the nine months ended September 30, 2006, compared to the same period in 2005. The major increase in selling and marketing expenses primarily related to an increase in salaries and wages ($1,225,000) and an increase in share-based payment expense ($247,000). The increase in these areas was primarily due to our acquisitions of Jadeon and 10x marketing. We also launched a new marketing initiative called InnuityDirect, our direct sales engine; re-branded and launched the Innuity website; and developed the foundation for our go-to-market industry relations and public relations campaign.
          Research and development. Our research and development expense was $318,000 for each of the three months ended September 30, 2006, and September 30, 2005. As a percentage of revenue, research and development expense was 6% of revenue for the three months ended September 30, 2006, and 7% of revenue for the same period in 2005.
          Our research and development expense increased $104,000 for the nine months ended September 30, 2006, compared to the same period during 2005. This increase in expenses was due to an increase in charges for share-based payments of $43,000 and the development of new service offerings. As a percentage of revenue, research and development expense was 6% of revenue for the nine months ended September 30, 2006, and 12% of revenue for the same period in 2005 as the increase in business from our acquisitions in June 2005 has not significantly impacted our research and development efforts.
          Royalty. On January 1, 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty was amortized over 21 months. We recorded royalty expense of $416,000 and $1,247,000, respectively, in each of the three and nine month periods ended September 30, 2006, and 2005, as we amortized the prepaid royalty expense. The prepaid royalty is now fully amortized.
          Amortization. Our amortization expense increased $13,000 for the three months ended September 30, 2006, when compared to the same period in 2005. The consistent amortization expense was primarily due to no new intangible assets being acquired over the last twelve months.
          Our amortization expense increased $467,000 for the nine months ended September 30, 2006, compared to the same period in 2005. The increase in amortization primarily related to amortization expense associated with the intangible assets acquired with the business acquisitions in June 2005. These intangible assets totaled $2,298,000 and are being amortized over their estimated useful lives of three years.
          Interest. Our interest expense increased $10,000 for the three months ended September 30, 2006, compared to the same period in 2005. The increase primarily related to the amortization of discount on new convertible debt incurred during the period ending September30, 2006.

          Our interest expense increased $355,000 for the nine months ended September 30, 2006, compared to the same period in 2005. The increase primarily related to expensing of $232,000 of unamortized debt discount associated with debt that converted into shares of our common stock during the nine-month period ended September 30, 2006. The debt discount was being amortized into interest expense over the term of the associated debt and all unamortized debt discount associated with the converted debt was expensed upon the debt conversion. Other increases in interest expense were due to an increase in debt assumed and/or issued with our business acquisition activity during 2005 and amortization of discount on new convertible debt incurred for the period ending September 30, 2006.
Liquidity and Capital Resources
          Since inception, we have funded our operations primarily through borrowings and equity investments. In 2004, we received approximately $1.4 million from the sale of shares of series A convertible preferred stock which were subsequently converted into common stock. Through December 31, 2005, we received approximately $3.5 million from the sale of convertible notes, and converted other debt totaling $1.1 million into the new 8% convertible notes. During the nine month period ended September 30, 2006, we received $345,000 from the sale of 15% convertible notes.
          Due to our recurring losses, negative cash flows, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2005, expressed substantial doubt about our ability to continue as a going concern. As of September 30, 2006, we had current assets of $2,935,000 and current liabilities of $8,906,000, resulting in a working capital deficit of ($5,971,000). Our ability to continue as a going concern is dependent, in the near term, on our ability to obtain additional debt or equity financing, and, in the long term, on our ability to develop and maintain profitable operations. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds in order to continue operations for the remainder of 2006. There can be no assurance that we will be able to increase revenue, that we will be able to generate positive cash flow or that we will be able to raise additional funds for continuation of operations.
          Our credit line with a bank expired on August 31, 2006. As of September 30, 2006 we had a balance outstanding on this line of $600,000 which is due and payable. In addition, we have $481,000 of debt due to related parties that is currently in default due to non-payment. We also have $1,200,000 due to a third party under a product line purchase agreement that we have not paid and are currently disputing (see Part II item 1. Legal Proceedings). These obligations have all been classified as current liabilities in our condensed consolidated balance sheet as of September 30, 2006.

          The following is a summary of our unaudited consolidated statements of cash flows and a discussion of significant items within the statements:

Nine months ended September 30,	2006	2005

Cash flows from operating activities
Net loss	$(6,654,144)	$(7,104,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	921,821	533,529
Accretion of discount on notes payable	318,703	66,027
Non-cash share based compensation expense	1,063,897	352,590
Common stock issued for services	497,744	3,028,318
Bad debt provision	260,782	30,041
Expense for prepaid royalties	1,247,246	1,247,246
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	492,291	(91,884)
Trade accounts payable	581,656	377,315
Deferred revenues	58,068	(152,432)
Accrued liabilities	822,871	(91,479)
Other	(137,134)	(675,204)

Total adjustments	6,127,945	4,624,067

Net cash used in operating activities	(526,199)	(2,479,978)

Cash flows from investing activities
Purchase of property and equipment	(170,975)	(62,935)
Change in restricted cash	—	300,151
Purchase of intangible assets	—	(55,000)
Cash acquired in purchase of Jadeon, Inc.	—	498,822

Net cash provided by (used in) investing activities	(170,975)	681,038

Cash flows from financing activities
Proceeds from related party notes payable	345,000	—
Proceeds from convertible note	—	3,514,007
Increase in line of credit	110,000	489,515
Payments on related parties notes payable	(119,016)	(595,232)
Payments on long-term debt	(15,000)	(68,356)
Payments on capital lease obligations	(65,949)	(7,532)
Proceeds from issuance of Series A preferred stock	—	25,000
Proceeds from exercise of options and warrants	6,097	29,552
Common stock issued for cash	—	223,627

Net cash provided by financing activities	261,132	3,610,581

Net increase (decrease) in cash and cash equivalents	(436,042)	1,811,641
Cash and cash equivalents at beginning of period	696,997	187,444

Cash and cash equivalents at end of period	$260,955	$1,999,085

          We used $526,000 of cash in our operations during the nine months ended September 30, 2006, and $2,480,000 of cash in our operations during the same period in 2005. While we had net losses of $6,654,000 and $7,104,000, respectively, during the nine-month periods ended September 30, 2006, and 2005, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, expensing of prepaid royalties, accretion of debt discount and provisions for bad debts. These non-cash items totaled $4,310,000 during the nine months ended September 30, 2006, and $5,258,000 during the same period in 2005. Changes in our operating assets and liabilities further offset our cash losses from operations by $1,818,000 during the nine months ended September 30, 2006, and increased cash losses by $634,000 during the nine months ended September 30, 2005.

          We purchased property and equipment of $171,000 and $63,000, respectively, during the nine-month periods ended September 30, 2006, and 2005. During the nine months ended September 30, 2005, we changed banking relationships in our Merchant Services business line. This change in banking relationships allowed us to free-up $300,000 of restricted cash. During the nine months ended September 30, 2005, we also acquired $499,000 of cash from the purchase of Jadeon and purchased intangible assets of $55,000.
          We had net borrowings against our credit line of $110,000 and $490,000, respectively, during the nine months ended September 30, 2006, and 2005. During the nine months ended September 30, 2006, and 2005, we had borrowings under separate convertible notes of $345,000 and $3,514,000, respectively. We also had payments on various debt instruments during the respective periods of $200,000 and $671,000, respectively.
Risks Factors
          There are a number of factors that may affect our operating results, including the risks and uncertainties identified in the following paragraphs. In addition to other information set forth in this report, readers should review and carefully consider the following factors.
We have incurred losses since our inception, and we may not achieve or maintain profitability.
          We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At September 30, 2006, we had an accumulated deficit of approximately $34.7 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.
          As of September 30, 2006, we had a working capital deficit of approximately $6.0 million. We had no committed sources of additional capital to finance the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm dated March 17, 2006, expressed substantial doubt about our ability to continue as a going concern. We will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities. The success of our business depends on the continued growth of the Internet as a business tool for small businesses.
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
          The market for Internet technology applications and solutions and related products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services and products they offer. We encounter competition from a wide variety of businesses, including:
•	Website Services—companies such as Yahoo Small Business, Microsoft Office Live, Website Pros, Web.com, Go Daddy, Verio, 1&1, and Network Solutions.

•	Search Engine Marketing —companies such as Yahoo Small Business, Google, Microsoft, iCrossing, iProspect, SEO.com, R. H. Donnelley (Local Launch!), Marchex (Traffic Leader), and local search engine optimization companies.

•	Merchant Services—companies such as Authorize.net, PayPal, Heartland Payment Systems, iPayment, CyberSource, Global Payments, The Sage Group, and Peachtree, as well as banking competitors such as Bank of America, Chase Manhattan Bank, Wells Fargo, and small independent sales organizations.

•	In-Store Systems—integrated equipment and software companies such as Micros Systems, Radiant Systems; independent software vendors such as Positouch, Digital Dining, and Microsoft Retail Management System; and hardware competitors such as NCR, IBM, and Dell.
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
          As a public company, we have incurred, and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of all public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results and may make it more difficult for us to achieve profitability. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.
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
          A key element of our strategy is to combine a variety of functionalities in our Internet technology solutions offerings so as to provide small business customers with comprehensive solutions to their promotion and commerce needs. We currently provide some of these services through non-exclusive arrangements with third parties, and may in the future find it necessary or desirable to enter into additional arrangements for the provision, licensing or acquisition of additional services from other third parties. We believe that small businesses will eventually desire or demand certain Internet technology solutions, such as customer relationship management and back-office accounting and management applications, which we do not currently provide. Demand for additional Internet technology solutions that we do not currently have available may also develop in the future. Our ability to obtain or develop and provide these services at a low cost will be critical to the success of our business. We believe we are currently lacking some key components in our service offerings that are or will be important to many of our customers. If we are unable to develop, license, acquire, or otherwise offer through arrangements with third parties, the additional services that our customers desire, or if any of our existing or future relationships with such third parties were to be terminated, or if the economic terms of our arrangements with third parties were changed, we could lose our ability to provide key Internet technology solutions at a cost-effective price to our customers, which could cause our revenues to decline or our costs to increase.
Expansion in the sales of our Internet technology applications and solutions will depend on the continued acceptance of the Internet as a communications and commerce platform for small businesses.
          The use of the Internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool have been harmed in the past by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform or small businesses do not continue to become Internet-enabled and maintain an online presence, the demand for our services and solutions would be significantly reduced. In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. For the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business. Providing Internet technology applications and solutions for the promotion and management of small businesses is a new and emerging market; if this market fails to develop, we will not be able to grow our business or become successful.
          Our success depends on a significant number of small businesses making the decision to adopt and use online promotion and commerce applications and services such as search engine optimization, pay-per-click campaign management, local search business profiles, affiliate marketing management, search engine submission, permission email marketing, web analytics tools and management, domain name registration, business and e-commerce websites and custom design services. Currently, many small businesses do not have an Internet presence, and it is uncertain whether a significant demand for creating an Internet presence among small businesses will develop in the future. The market for our Internet technology applications and solutions is relatively new and untested. Our future revenues and profits, if any, will be substantially dependent upon the widespread acceptance, growth, and use of the Internet and other online business promotion and management tools by small businesses. Custom website development has been the predominant method of Internet enablement to date, and small businesses may be slow to adopt our Internet technology solutions. Further, if small businesses determine that having an Internet presence does not benefit their businesses, they would be less likely to purchase other Internet-based business promotion and management services. If the market for our Internet technology applications and solutions fails to grow, or grows more slowly than we currently anticipate, or if our technology solutions fail to achieve widespread customer acceptance, our business would be seriously harmed.
To expand our Internet technology solutions offerings, we may need to license or acquire other technologies or businesses; we may find that it is difficult to identify or conclude such acquisitions on favorable terms, or to integrate future technology or business acquisitions, which could limit our growth, disrupt our business and adversely affect our operating results.
          We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004 and the acquisitions of Jadeon and 10x Marketing in June of 2005. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, POS system installation and service capabilities and Internet marketing services. Additional acquisitions may become necessary for us to expand our offerings in response to evolving customer demand or competitive factors, or to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness.
          The task of integrating technologies or businesses that we license or acquire into our operations could also add significant complexity and risk to our business, and additional burdens to the substantial tasks already performed by our management team. For example, we could find it necessary to integrate different corporate cultures, disparate technologies and multiple direct and indirect sales channels. The key personnel associated with any acquired technologies or businesses may also decide not to continue to work for us. These integration efforts may not succeed, or may distract our management from our existing business operations. Our failure to successfully manage and integrate any future technology or business acquisitions could seriously harm our business.
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
          We incurred substantial indebtedness, including approximately $800,000 incurred in connection with our acquisition of Jadeon, approximately $280,000 incurred in connection with the restructuring of our acquisition of Merchant Partners related debt and $345,000 incurred in a new 15% convertible note. We have quarterly payment obligations that are dependent upon our Jadeon division’s post-acquisition profitability and gross revenues (net of hardware sales), subject to a minimum quarterly payment obligation of $75,000. We also have minimum monthly payment obligations of approximately $13,500 in connection the restructured Merchant Partners acquisition indebtedness. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to a variety of business and other factors affecting our operations, many of which are beyond our control. The degree to which we are leveraged and remain leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Further, if we are unable to pay these obligations when they become due, or any other indebtedness that may come due or that may accelerate as a result our default under any of these debt obligations, our business could be materially harmed.
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
Another way we plan to expand our business is by entering into additional distribution relationships through which our strategic partners will “private label” Innuity applications and market them under their own brands. If we are unable to maintain our existing private label distribution arrangements or if we are unable to enter into additional private label distribution arrangements, our future revenues could be significantly reduced and our expenses would increase.
          As a key element of our business strategy, we plan to continue entering into agreements with large companies under which they will market our Internet technology applications and solutions to their small business customers under their own branding. We believe these indirect distribution relationships will be critical to our business because they would enable us to penetrate the small business sector with a smaller expenditure of our own resources than if we were relying solely on building our own direct sales force. Our target small business market is very fragmented and difficult to reach, and we have therefore chosen to rely on the business relationships that these large companies already have with large numbers of small businesses to reach our target market. We have not devoted significant resources to developing any other distribution channels, and we cannot offer any assurance to you that these distribution relationships will be successful. We do not have any long-term contracts with any of our existing customer-acquisition partners, nor do we anticipate entering into long-term contracts with any of these partners, which are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue their distribution arrangements with us. If any of our private label distribution arrangements are terminated or otherwise fail, or if we are unable to enter into additional private label distribution arrangements, our revenues would likely decline significantly and we could be required to devote substantial additional resources to the development of alternative internal resources or external channels for the direct sale and marketing of our Internet technology solutions.
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
          Search engines base their rankings on constantly evolving algorithms, and they frequently modify the specific criteria they use to determine a website’s ranking for a particular keyword and regularly reevaluate the websites and their rankings. Although we have never claimed detailed knowledge of how these algorithms work or how often they change, we are able to determine effective approximations by closely scrutinizing the existing algorithms and analyzing the changes we observe. In the event that a significant change to the way these algorithms functions does occur, we may experience a loss of productivity. It could take us more time than usual to determine the changes, and it is possible that our technical team may not be able to determine and adjust to them at all. Our inability to effectively evaluate the search engine algorithms would negatively affect our ability to provide successful results to our clients. Potential challenges would ensue if any or all of the following occurred:
•	search engines stop providing critical data used by our internally developed tools;

•	search engine algorithms arbitrarily prevent new sites from obtaining rankings;

•	search engine algorithms weigh new factors that are more difficult for us to influence;

•	search engines implementation of new algorithms; or

•	search engines switch to an entirely fee-based system, eliminating natural rankings as currently used.
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
          We have rapidly expanded our operations and anticipate that further significant expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. Our employee base increased from 24 full-time employees as of January 1, 2004 to 176 full-time employees as of September 30, 2006. Such expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We anticipate that we will need to hire additional employees to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.
The loss of any members of our senior management could harm our current and future operations and prospects.
          We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Robert Bench, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer; and Shivonne Byrne, our Chief Marketing Officer. We do not have long-term employment agreements with any of the members of our senior management team. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of September 30, 2006, our executive officers together controlled approximately 38% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
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
As a result of increased trading activity occurring in our common stock prior to the announcement of our merger with Vista.com, we may be subject to increased scrutiny by the National Association of Securities Dealers (“NASD”) or the SEC, which could divert the attention of our management, possibly delay the effectiveness of future registration statements, adversely affect the trading market for our stock, and cause us to incur significant additional expenses.
          As a result of increased trading activity in our common stock that occurred just prior to the public announcement of the letter of intent between us and Vista.com, Inc. on April 22, 2005, NASD’s Market Regulation Department contacted each of Source Energy Corporation, our predecessor, Jenson Services and Vista.com, requesting information regarding persons related to each company who were in possession of nonpublic information regarding the merger discussions during the period from February 1, 2005 to April 22, 2005. All three companies provided the requested information, and each later received a second notice from the Market Regulation Department inquiring as to whether the persons related to each company who were in possession of nonpublic information regarding the merger discussions had any relationships and, if so, recent contacts with any of the individuals and entities identified by the NASD. Although several identified individuals and entities were known to persons at Source Energy Corporation and Jenson Services, and one individual was known to a person at Vista.com, each disclaimed any contact with such identified individuals and entities during the period of inquiry involving any sharing of nonpublic information regarding the merger discussions. However, there is a risk that additional information may come to light that could contradict responses given by Source Energy Corporation, Jenson Services or Vista.com to the NASD regarding the sharing of such nonpublic information. Even though Source Energy Corporation and Vista.com believe they had no connection to the increased trading activity, the NASD or the SEC could investigate this matter further, delay future registration statements or otherwise take actions that would increase compliance costs for the us, divert management’s attention from our operations, make it less attractive for NASD-member broker-dealers to engage in trading or market-making activities in our stock, and adversely affect the trading market for our stock.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
          During the nine months ended September 30, 2005, we issued 3,283,296 shares of our common stock to holders of 8% convertible notes in exchange for $4,924,812 of the principal and accrued interest due under the convertible notes. The issuance of the shares was exempt pursuant to Rule 506 of Regulation D. In addition, during this period, options and warrant to purchase 64,956 shares of our common stock were exercised and our net proceeds were $29,552. The issuance of the shares was exempt pursuant to Section 4(2) of the Securities Act and Regulation D.
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
Item 6. Exhibits
Exhibit 10.1 — Second Amendement to Loan and Security Agreement with Comerica Bank
Exhibits 31.1 and 32.1 — Certifications of the Company’s Chief Executive Officer
Exhibits 31.2 and 32.2 — Certifications of the Company’s Chief Financial Officer

SIGNATURES
          Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNUITY, INC. (Registrant)
By:	/s/ JOHN R. WALL
John R. Wall
Chief Executive Officer, Treasurer and Secretary (Principal executive officer)

By:	/s/ ROBERT K. BENCH
Robert K. Bench
Chief Financial Officer (Principal financial and accounting officer)

Dated November 3, 2006