Form 10KSB
period 2006-12-31
INNUITY, INC. /UT/
filed 2007-03-06
CIK 1103645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-29129

Innuity, Inc.
(Name of small business issuer in its charter)

Utah	87-0370820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8644 154th Avenue NE Redmond, WA	98052 (Zip Code)
(Address of principal executive offices)

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

The issuer’s revenues for the fiscal year ended December 31, 2006 were $21,684,279.

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was last sold, as reported on the OTC Bulletin Board (OTCBB), as of February 23, 2007 was approximately $6,653,741.

As of February 23, 2007, there were 21,388,517 shares outstanding of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-KSB portions of its Proxy Statement for the 2006 Annual Meeting of Shareholders.

Transmittal Small Business Disclosure Format (Check One):  Yes ☐     No ☑

INNUITY, INC.

FORM 10-KSB

		Page

PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	18
Item 6.	Management’s Discussion and Analysis or Plan of Operation	19
Item 7.	Financial Statements	41
Item 8A.	Controls and Procedures	41
Item 8B.	Other Information	42

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	42
Item 10.	Executive Compensation	42
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 12.	Certain Relationships and Related Transactions, and Director Independence	42
Item 13.	Exhibits	42
Item 14.	Principal Accountant Fees and Services	44
EXHIBIT 3.1
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

References herein to “we,” “us,” “our,” and “the Company” refer to Innuity, Inc. and its wholly-owned subsidiaries unless the context states or implies otherwise.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “estimates,” “may,” “intends,” “expects” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Description of Business,” “Management’s Discussion and Analysis or Plan of Operation” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding the benefits and risks associated with our combination with Vista.com, Inc., our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, such as plans to develop or acquire certain applications or services or to build a Productivity division for our business, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Item 1.	Description of Business

Overview

Innuity is Software as a Service (SaaS) company that designs, acquires and integrates applications to deliver solutions for small business. Our Internet technology is based on an affordable, on-demand model that allows small businesses to interact simply with customers, business partners and vendors and to manage their businesses efficiently. Using our on-demand applications, small businesses can grow their revenues, reach and serve customers and run everyday operations.

We deliver our information system solutions through our Innuity Velocitytm Internet technology platform. Employing proprietary technology and integration processes, our Velocity platform provides small businesses the opportunity to choose applications that are right for their businesses — individually or as an integrated package — with minimum initial start-up costs and maintenance. With our use-based pricing, small businesses pay a monthly subscription fee for the applications or integrated packages they choose to buy.

Our business currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division can facilitate and improve a small business’ selling processes and transaction processing capabilities. In 2007 we intend to establish our Productivity division which will be focused on helping our small business customers improve how they manage and measure their businesses.

Market Overview

According to government statistics, there are over 24 million businesses in the United States with fewer than 500 employees. Market intelligence firm IDC predicts that while worldwide IT spending will grow by 6.6% in 2007, small to medium-sized business (SMB) IT spending will grow by 8.4%. In this same time period, SMBs will represent between 50% and 70% of the potential market for IT vendors.

IDC also sees an industry shift during 2007 towards increased selling of SaaS products to SMBs, recognizing SaaS products, subscription-based online tools, as cheaper and easier for SMBs to acquire and manage. From 2004 to 2009, IDC expects the overall SaaS market to grow at an annual compound rate of 21 percent until it reaches a $10.7 billion market in 2009. AMI Partners predicts that SMBs will spend $2.4 billion on SaaS products in 2007, up 17 percent from 2006 spending levels.

Based on our experience serving over 52,000 small businesses, we believe that small businesses generally are limited in their choice of highly functional and affordable technology solutions. We believe larger enterprise software vendors have not modified their complicated enterprise-level solutions to appropriately address small businesses’ information system needs; it usually takes small businesses substantial work, time and integration resources to successfully implement and use applications based on enterprise-level solutions. We also believe traditional technology applications designed for small businesses have tended to be one-off or isolated point solutions which are generally difficult to use, expensive and often challenging to integrate with other applications. Fundamentally, we believe most technology vendors have simply found it difficult to credibly and efficiently market and sell their applications to the fragmented small business sector.

With the emergence of newer Internet technologies, there is an opportunity for vendors to offer Internet technology applications and solutions that have more functionality than traditional low-end products, are easier to integrate with existing applications and systems, are easier to maintain and administer and can be offered on an affordable monthly subscription basis. We believe that the rate of adoption of Internet technology applications and solutions by small businesses will accelerate as vendors offer more secure, more functional and more small-business-specific applications and solutions. In our business we see small businesses increasingly valuing the improved online and offline traffic and sales that online promotion and commerce can stimulate, as well as recognizing that consumers regularly use the Internet to search for and purchase products and services.

Based on these trends, the capacity provided by our Velocity platform and strategic relationships such as our private label and aggregator partners, we believe we are well-positioned to offer affordable small-business-centric applications, integrated packages and related products to millions of small businesses.

Products & Services Overview

The Innuity Velocity Internet technology platform enables us to deliver on-demand applications and integrated packages to small businesses, giving our customers the opportunity to choose appropriate information system solutions for their life stage. As a company, we are focused on delivering solutions to address three major small business life stages: Getting started, growth and profitability.

When most small businesses are first getting started they need their potential customers to learn about their products and services and find their business quickly, and they want to easily and securely sell their products and services. As they grow their operations, as well as to facilitate growth, small businesses look to broaden their sales and marketing reach and to increase business system integration. Once they approach and reach the profitability benchmark, small businesses often move towards automating more business functions in order to position their business for long-term sustainability.

Our two operating divisions — Promotion and Commerce — develop, integrate and maintain information system solutions for helping small businesses successfully navigate these life stages. To solve targeted life cycle needs, we combine applications from different divisions into integrated packages as well as sell targeted products individually. We also plan on developing a Productivity division.

Our Promotion division connects businesses with customers who are most likely to buy their particular products and services — helping generate new customers for small businesses as well as grow existing customer revenue. Applications include local search, pay-per-click advertising, search engine optimization, link recruitment, conversion rate enhancement, search engine submission, web analytics tools, domain name registration, business and eCommerce websites and email.

Our Commerce division provides all the operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include point-of-sale hardware, software and related services; merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment.

If our planned Productivity division is successful, it would provide applications that help drive efficiencies and manage business operations. Applications may eventually include accounting, payroll, customer care, human resource assistance and other management information applications.

Our Promotion division offerings are predominantly sold on a monthly subscription basis, with custom design and professional consulting services available for a fee. We believe that our monthly subscription fees are less than the cost that our customers would have to pay to purchase, integrate and manage equivalent business applications and services separately through traditional vendors. Our Commerce division offerings are sold on a subscription plus per-transaction fee basis; we also sell point of sale (POS) systems, and related installation and integration services, on a project basis as well as annual and monthly POS service and maintenance agreements.

Strategy Overview

Our overall business objective is to be the leading provider of affordable Internet technology applications and solutions to small businesses, offering them the technology and services they need to promote, sell, service and manage their products, customers and businesses. Key elements of our strategy include:

•	Expanding our sales, marketing and distribution efforts through private label partners, aggregator partners and on a direct basis;

•	Focusing on key vertical markets, such as retail, restaurant and hospitality;

•	Expanding and continuing to integrate the offerings in our two divisions (Promotion and Commerce);

•	Launching our planned Productivity division;

•	Enabling integration of third-party onsite systems and applications with our Internet technology platform; and

•	Increasing the number of applications and services used by our customers.

Marketing & Sales Overview

We market and sell our Internet technology applications and solutions via three distinct approaches:

•	Private Label Partnerships — Private label packages are sold under the partner’s brand to small businesses. We enter into strategic partner arrangements with well-positioned, “market leader” companies such as Sam’s Club, Ottoway Newspapers and Sallie Mae which private label our offerings and sell them to their small business customers under their own brands. We support our private label partners with an inbound and outbound marketing-sales model designed to obtain paying and courtesy customers, up-sell those customers and deliver superior customer service.

•	Aggregator Partnerships — Targeted products are sold directly to aggregators which are companies operating under a franchiser/franchisee or replicated corporate business site model. We form direct sales and service relationships with aggregators such as Red Robin, Jamba Juice, Peets Coffee and Kimpton which purchase targeted Innuity products, such as our point-of-sale systems, for their franchisees or replicated business sites.

•	Direct Sales Model — Integrated packages and high-profile “point” (individual) applications are sold directly to small businesses. Utilizing an outbound marketing and sales approach, we sell integrated packages and popular products/services targeted at a small business “life stage” — that is, getting started, growth and profitability stages. Examples of integrated packages sold include Business Essentials, eCommerce Professional, Online Promotion Essentials and Transaction Savings Essentials. Examples of individual products and services sold include LeadConnecttm (local search online business profiles), pay-per-click advertising, merchant processing, domain names and business-eCommerce websites.

History

We were originally incorporated in 1981 under the name Exit, Inc., under the laws of the State of Utah. In 1984 we changed our name to Parker Energy Technology, Inc., and in 1997 we changed it to Source Energy Corporation. From our inception until November 9, 2005, we were engaged in the business of oil and gas exploration and production activities. On November 9, 2005, our wholly-owned subsidiary, Vista Acquisition Corp., merged with Vista.com, Inc., whose small business technology services business became our principal business and was therefore viewed as the acquirer. Vista.com, Inc. was founded in 1999 by John Wall (now Innuity’s CEO) to deliver Internet technology solutions to help small businesses effectively market and sell their products and services, and efficiently measure and manage their businesses.

In connection with the merger, we sold our only remaining oil and gas property to Craig Carpenter, our former President and a former member of our Board of Directors. Our shareholders subsequently approved our name change to Innuity, Inc.

Our early technology development efforts, conducted originally at Vista.com, Inc., were focused on building our current Innuity Velocity technology platform and some of our current Internet technology solutions, such as website creation and management, eCommerce, business email, inventory and appointment scheduling. In 2004, we made the first of several strategic acquisitions to augment our business promotion and commerce services offerings.

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

Our principal executive offices are located at 8644 154th Avenue NE, Redmond, Washington 98052. Our investor relations telephone number is (801) 705-5128. For more information about our company, you should contact:

Innuity, Inc.
Attn: Robert Bench, Chief Financial Officer
8644 154th Avenue, NE
Redmond, Washington 98052
Fax: (801) 705-9372
E-mail: investor_relations@innuity.com

Industry Background

The U.S. small business sector is made up of millions of companies whose aggregate spending on technology tools and promotional services exceeds $100 billion. The U.S. Census Bureau estimated that in 2004 there were over 24 million small businesses in the U.S., defined as firms with fewer than 500 employees, with the vast majority having fewer than 50 employees.

In 2007 market intelligence firm IDC predicts an industry shift towards increased selling of SaaS products to SMBs; seeing SaaS products, subscription-based online tools, as cheaper and easier for SMBs to acquire and manage. From 2004 to 2009, IDC expects the overall SaaS market to grow at an annual compound rate of 21 percent until it reaches a $10.7 billion market in 2009. In terms of SMB spending, AMI Partners predicts that SMBs will spend $2.4 billion on SaaS in 2007, up 17 percent from projected 2006 spending levels.

Based on our own experience selling applications and services to over 52,000 small business customers, we believe that small business owners are generally cost conscious, seek a recognizable return on the investments they make in technologies and expect high customer service levels and product quality. Unfortunately, many traditional feature-rich enterprise applications are complex, and therefore expensive to develop, purchase and maintain. While there are some low-cost alternatives for particular applications and services, these tend to have more limited functionality, are often based on older architectures and are typically more expensive to integrate with other small business applications. Because of their comparatively high volumes of sales transactions, we believe that small businesses and, in particular, those operating in the retail, restaurant and hospitality sectors, are particularly in need of reliable, affordable and feature-rich business promotion, commerce and productivity applications and services.

Although small businesses have tremendous aggregate purchasing power, their decisions to purchase technology, including business promotion, commerce and productivity applications and services are made on a highly individual basis and in comparatively small dollar amounts. As a result, we believe many of the larger technology and advertising vendors in the U.S. do not tailor their business promotion, commerce and productivity applications and services to this highly fragmented customer base, preferring instead to pursue the more attractive revenue and margin opportunities available in sales to larger business enterprises. We further believe that, because of the large size of the small business market, continuing advancements in Internet technology solutions and increasing online business activity, there is an opportunity to offer affordable, feature-rich, small-business-centric technology solutions to this sector.

Internet technology applications and solutions fall into two models: (1) SaaS, which is also referred to as “on-demand software,” “utility computing,” “application service provider” or “hosted application management”; and (2) Web services. In the SaaS model, end users access software and services via the Internet or a network on a shared basis. As a Web service, Internet technology solutions can be used as a means of interoperating between different software applications, running on a variety of platforms and/or frameworks, over the Internet. We believe that there is growing, and substantial evidence of increased adoption of the SaaS and Web services models, including: (1) newer technology advancements that have enabled technology providers to offer more affordable, functional and integrated solutions than those that have been available to businesses in the past; (2) the success of large SaaS vendors, such as Salesforce.com, which offer Internet-based customer relationship management applications; (3) the focus that traditional software vendors are placing on developing their own Internet-based offerings of their existing applications; and (4) user confidence based on the maturity of applications and the stability of their vendors.

According to industry research firm Saugatuck Technology, SaaS is at the market adoption “tipping point.” Their research predicts strong market adoption among SMBs in 2006-2008 after this market segment has taken a “wait and see” approach historically. Saugatuck also states that SMBs are adopting SaaS for “mission-critical workloads” at twice the rate as large enterprises.

We believe that the rate of adoption of Internet technology applications and solutions such as SaaS, particularly by small businesses, will continue to increase as small-business-specific, Internet-based offerings become available and as online commerce and Internet usage continues to grow. In fact, according to Internet World Stats, the number of people using the Internet in the U.S. is over 210 million, which is almost 70% of the U.S. population.

We also see small businesses becoming increasingly more willing to allow Internet technology solution providers to share responsibility for managing their business technology applications, and to help them leverage the efficiencies of the Internet. Internet technology applications and solutions can offer small businesses many advantages over traditional software, such as: (1) lower upfront costs; (2) fewer internal information technology resources needed; (3) portability, as these applications may be accessed from most Internet-enabled computers; (4) ongoing relationships with vendors; and (5) the ability to easily upgrade applications.

The Kelsey Group and ConStat report that 70% of US adults now use the Internet when shopping locally for products and services. This consumer trend has resulted in retail eCommerce sales of over $85 billion in 2005, according to the U.S. Department of Commerce. Merrill Lynch estimates that total U.S. spending for online advertising is now $16.15 billion for 2006, or 5.5 percent of all ad spending. As the market for eCommerce and the number of people using the Internet continue to grow, we believe that small businesses will increasingly desire an online presence to complement and promote their physical store locations and enable use of the Internet to process their sale transactions.

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

Innuity Velocity Internet Technology Platform.  Our Velocity Internet technology platform enables us to host, manage and integrate applications easily and cost effectively for small businesses. Our proprietary technology platform’s open architecture, internal integration, ease of use and scalability allow us to offer new Internet technology applications and solutions to small business customers as they move through each business life stage — getting started, growth and profitability. With Innuity small businesses may choose at each life stage the specific business applications and services they want to use. Our Internet technology applications and solutions afford small business customers the ability to attract new consumers, sell them their goods and services and process their transactions; eventually we hope to also offer applications that enable them to measure and manage the results.

Internet Technology Solutions.  We are able to offer Internet technology applications and solutions cost-effectively by replicating them for each of our small business customers and effectively spreading the high cost of developing, integrating and managing these applications across our broad customer base. Because we provide fully-integrated or easily-integrated applications, many of our Internet technology solutions can be used together effectively across a number of vertical markets. Our plan is to continue to offer integrated packages of those critical business applications we believe are most commonly needed by small businesses, including promotion, commerce and eventually productivity applications.

We currently offer the following applications and services, which are concentrated in the promotion and commerce categories:

Promotion division.  We connect businesses with customers who are most likely to buy their particular products and services — which can help generate new customers for small businesses as well as grow existing customer revenue. Applications include local search, pay-per-click advertising, search engine optimization, link recruitment, conversion rate enhancement, search engine submission, web analytics tools, domain name registration, business and eCommerce websites and email.

Commerce division.  We provide the operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include point-of-sale hardware, software and related services; merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment.

Business Strategy

Our overall business objective is to be the leading provider of affordable Internet technology applications and solutions to the small business sector, offering the promotion, commerce and productivity business applications and services that are most critical to running a small business. We intend to achieve our objective through the following key strategies:

Expand Our Sales, Marketing and Distribution Efforts, Both Through Customer-Acquisition Partners and on a Direct Basis.  In 2006, we launched a direct sales model, utilizing an outbound marketing and sales approach, that sells integrated packages and key individual products/services targeted at small businesses in a getting started, growth or profitability stage of business life. Marketing and sales programs are structured and implemented to acquire customers, deliver superior customer service and up-sell these customers.

We plan to continue to expand our private label customer-acquisition channel by developing more relationships with partners that have substantial customer bases in the small business sector or in our targeted vertical markets. We believe that, due to the fragmentation of the small business sector, leveraging these strategic relationships will be an effective and economical means to accelerate market penetration; that such partnerships can provide access to small businesses that are, on average, willing to spend more for Internet technology solutions; and that these partnerships can often allow us to leverage our partners’ marketing resources and established marketing programs.

Focus on Key Vertical Markets.  We intend to continue devoting significant efforts and resources toward penetrating particular vertical markets in which many small businesses operate. These target markets include, among others, the retail, restaurant and hospitality sectors. Small businesses in these verticals primarily operate in local outlets, stores and franchisee locations. We believe that businesses operating in each of these vertical markets have relatively homogeneous technology needs and, given the relatively high volumes of sales transactions they experience, have a greater need for effective technology solutions.

There are certain applications that our Velocity Internet technology platform delivers, such as payment processing and LeadConnect, that require only slight customization to make them suitable for a particular vertical market, and therefore can be sold across multiple vertical markets; while others, such as a restaurant accounting application that we may license or acquire in the future, are necessarily highly customized for, and may be sold only to, a single vertical market. For each targeted vertical market, we believe we will be able to offer a suite of complementary applications and services, packaged as an integrated solution. For example, in creating a customized suite of applications and services for the restaurant vertical, we could bundle our current POS offerings and payment processing services with possible future offerings of Internet marketing services, a loyalty and gift card program and a restaurant-specific accounting system. Such bundled applications would share data and functionality, and would give small restaurants the ability to grow and manage their businesses in a cost-effective manner.

Expand and Integrate Our Internet Technology Solutions Offerings.  We intend to expand our suite of Internet technology solutions to include those promotion, commerce and productivity business applications that we believe are most critical to running a small business. As with our existing applications, our objective is to offer additional affordable and easy-to-use applications and services that are integrated not only into our Velocity Internet technology platform but also, to the extent practical, with the existing applications and systems on the premises of small business customers.

For example, we are exploring applications that will enable small businesses to offer and process gift, loyalty and stored-value cards, as well as new categories of productivity applications that will help businesses analyze the performance and manage the operations of their businesses. In these categories, we may license or acquire vertical-specific accounting capabilities, customer relationship management solutions and job scheduling applications. We may develop, license or acquire these new applications based upon the availability and expertise of our own development team, and the availability of third-party applications that satisfy our specifications and can be cost-effectively licensed or acquired and integrated into our Velocity Internet technology platform.

Integrate Legacy Third-Party Onsite Systems and Applications with Our Velocity Internet Technology Platform.  We plan to continue to integrate our Velocity Internet technology platform with a variety of systems and applications that are commonly located on the premises of our small business customers. We believe this will enable more small businesses to easily choose from a variety of additional applications and services offered through our platform and use them with their current systems and applications. For example, by fully integrating our Velocity platform with restaurant POS hardware and software systems, our Internet-based applications would be able to retrieve pertinent data, such as sales transaction information, staff time and attendance records, tips owing to servers and changes in inventory. This data could then be passed through our Velocity platform to the restaurant’s accounting system, to third-party payroll administrators and to third-party food service companies for reordering, as well as being used to launch an email marketing campaign through our technology platform. We believe that the successful integration of these onsite systems and applications with our own technology platform would allow us to offer a more complete and valuable solution to small businesses.

Increase the Number of Applications and Services Used by Our Customers.  We believe we can increase revenues from our existing customers by increasing the number of applications available to them, and persuading them to increase both the number of applications and services they use and the frequency with which they use them. We believe that, by persuading our customers to upgrade from a basic subscription service to an integrated package of broader service offerings, we can develop stronger customer relationships and improve overall customer retention. We also believe that Internet-based, vertical-specific application suites not yet developed will play an important role in convincing customers in each vertical to purchase a broader set of Internet technology solutions from us, particularly if we can demonstrate the marketing or productivity improvements achieved by other similar businesses through the use of such applications and solutions. By selling a broader range of services to our customers, we believe we can achieve greater consistency and predictability in our revenues, and leverage our own cost structure over a greater revenue base to achieve margin improvements.

Products and Services

The following overview details our core applications and solutions, which we believe enable our small business customers to reach a broader customer base, smoothly integrate their online and brick-and-mortar operations and run their companies more economically.

Promotion Division.  Our Promotion division connects businesses with customers who are most likely to buy their particular products and services — which can help generate new customers for small businesses as well as grow existing customer revenue. The Promotion division offers small business online marketing and search engine marketing services.

Small Business Online Marketing.  Our small business online marketing offerings provide affordable solutions that comprehensively and immediately promote small businesses online and can help to rapidly build strong customer bases. With our online marketing solutions, current and new customers of small businesses can find small businesses online quickly and easily via local search results and pay-per-click ads; learn about small businesses’ product and service offerings via clear, compelling and easy-to-navigate websites; and purchase a merchant’s products and services online, with ease and efficiency. Small Business Online Marketing features the following core products:

•	LeadConnecttm-Local Online Business Profiles — Drives top local search rankings for our customers in the major search engines. This service develops enhanced online local business profiles, places customized business profiles in one centralized location and automatically distributes these business profiles to major search engines and yellow page directories including Google, Yahoo, MSN, AOL, Ask, Citysearch and YellowPages.com.

•	Business Websites — Design, implementation and delivery of websites designed to effectively market small businesses online, provide successful customer interaction and help current and prospective customers learn about the business.

•	eCommerce Websites — Design, implementation and delivery of websites with safe and secure online stores, and creation and maintenance of compelling online storefronts — providing a quick, thorough and efficient way to sell products online.

•	Pay-Per-Click Advertising — Identify, analyze and select high-impact keywords; buy sponsored listings and advertising space in places such as Google for identified keywords and keyword phrases; and rapidly deliver highly qualified leads.

Our business and eCommerce website services products include a number of noteworthy features such as over 100 design templates for website creation. These fully-functional website templates include features such as location maps, dynamic driving directions, reservations, business email and customer registration forms — all of which allow a customer to create a professional website in minutes. Another feature includes our easy-to-use website editing tools that enable our small business customers to edit, update and enhance their websites without any additional software or specialized computer skills, and without having to hire a professional webmaster to manage their websites for them. Also, as a registered Internet Corporation for Assignment of Names and Numbers (ICANN) domain name registrar, we can directly register and manage Internet domain names for our small business customers.

Distinguishing features in our eCommerce websites offering include a shopping cart engine that can be fully integrated with a small business customer’s merchant account, a taxes and shipping calculator, an inventory management system, integration with QuickBooks®, email marketing tools that enable a small business to launch its own email marketing campaigns and a variety of business management reports.

Search Engine Marketing Services.  Our Search Engine Marketing (SEM) services deliver higher-end, interactive marketing agency capabilities for businesses seeking comprehensive online marketing solutions. SEM offerings help businesses design and implement in-depth search engine marketing strategies; deliver and convert highly qualified leads to customers; and develop higher natural rankings on search engines for clients’ keywords, transforming keywords and websites into long-term client assets. Our Search Engine Marketing services feature the following core products:

•	Search Engine Optimization — Designed to deliver high natural search engine results (rankings) for carefully selected, high-impact keywords at a fraction of the cost for premium, paid keyword search engine placement. Continuous optimization efforts transform websites into long-term assets.

•	Pay-Per-Click Advertising — Identify, analyze and select high-impact keywords; buy sponsored listings, advertising space, on search engines for identified keywords and keyword phrases; and quickly deliver highly qualified leads.

Our Search Engine Marketing services utilize our “Optify” technology, which enables us to identify and gather pertinent data from the Internet for virtually any business or industry and in multiple languages, for thousands of keywords and keyword phrases that are commonly entered as search terms in search engines. The data gathered by our Optify technology allow us to generate extensive market research data and business intelligence on keyword data for our customers within a few days, a process that can often take weeks or months to accomplish using non-automated methods. Our search engine optimization tools analyze this data to identify keywords and keyword phrases most likely to generate the highest return on investment from search engine marketing activities. These data contribute to the development of new strategies for optimizing our customers’ websites, such as constructing targeted link recruitment programs.

Commerce Division.  Our Commerce division provides the operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. The Commerce division offers Merchant Services and In-Store Systems to our small business customers.

Merchant Services.  Our Merchant Services offerings deliver complete, end-to-end payment and processing solutions for merchants — bringing faster credit capabilities to our customers. Providing the functionality and support needed to conduct bank card services, Merchant Services offers a thorough merchant solution including merchant approval software, bank card acquiring and comprehensive merchant life cycle management products; convenient and easy-to-use payment acceptance and processing solutions that are fully functional with multiple payment acceptance methods; and seamless payment engine delivery.

Merchant Services delivers these principal offerings: Merchant Life Cycle Management, Bank Card Acquiring and Gateway.

Our Merchant Life Cycle Management (MLCM) products provide rapid merchant account application processing, real time credit scoring, board automation, contract origination, settlement data, risk management and profitability and residual management. MLCM products take merchant applications from the prospect stage through account set-up and boarding; then advance the merchant process to total terminal set-up, transaction processing and detailed daily reporting. The result is a streamlined, integrated and seamless user experience.

Our Bank Card Acquiring program (BCA) provides the ability to accept retail credit cards — collecting payment from consumers’ credit cards or debit cards for goods and services sold. We have partnered with J.P. Morgan Chase & Co., the nation’s largest merchant processing bank, to provide timely, secure and reliable payment processing capabilities and technologies.

Our Gateway offering provides eCommerce, mail order, telephone order and virtual point-of-sale transaction processing, and features the following core products:

•	Electronic Check Processing — Allows merchants to accept checks from consumers over the Internet or by phone, including comprehensive online paperless check processing.

•	eCommerce Card Processing — Provides the service and functionality needed to accept major credit cards online, including Visa, MasterCard, American Express, Discover, Diner’s Club, and JCB.

•	Recurring Billing Payment Processing — Enables online bill presentment and payment, providing the ability to apply payments.

In-Store Systems.  Our In-Store Systems offering delivers hardware and software systems and support designed to help hospitality and retail businesses increase revenues, reduce costs and achieve competitive differentiation. In-Store Systems’ business management solutions center around four principal offerings: POS Subscription Solutions, POS Systems, Maintenance and Professional Services.

Our POS Subscription Solutions feature POS, labor management and inventory management capabilities, plus select promotion and commerce products — all delivered as integrated packages via subscription-based pricing. Our POS Systems also feature POS, labor management and inventory management product capability, but are sold as discrete, one-time solutions. Both offerings deliver complete business management capabilities that automate and run hospitality and retail businesses via an integrated software and hardware platform, supported by our consulting and maintenance services. Both of these offerings feature the same core products:

•	Point of Sale (POS) — Operates the “front end” of the hospitality or retail business, providing cash control and sales mix reporting.

•	Labor Management — Manages the “back end” business functions of time keeping and labor scheduling.

•	Inventory Management — Manages the “back office” elements of purchasing, receiving, product costing, physical accounts and actual product costs.

Our Professional Services offering provides comprehensive consultative support to our POS offerings. Independent professional service teams assess business requirements, recommend product solutions, implement and integrate solutions into customer environments and provide all needed service and support. Professional Services features the following core capabilities:

•	Implementation-Installation — Service teams create a database of needed customer/client information; train management and related employees onsite; install physical placement of hardware; and provide live, in-person, support.

•	Staging — Service teams create an integrated system for customers/clients.

Our maintenance offering gives customers various technical and support options for keeping their POS solutions operating at prime capacity, and include:

•	Help Desk — Provides 24x7 call center support to customers/clients.

•	On-Site Field Service — Consultants go to customer/client locations to assess and solve technical needs.

•	Depot Service — Customers/clients mail in systems for technical assessment and repair. Service teams identify and correct problems and ship back refurbished systems.

In-Store Systems is authorized to sell, install and support a variety of industry-recognized software and hardware products, such as Aloha hospitality POS software, InfoTouch retail POS software, and Radiant, Epson, IBM, Javelin, NCR and Posiflex hardware. We offer Aloha and InfoTouch software support and field service, and also perform in-house refurbishing and repair of Javelin POS terminals and repair of Radiant, Epson, IBM, NCR and Posiflex hardware products.

Marketing and Sales

Our customers are predominantly small businesses that sell products and services directly to consumers. Target customers typically have fewer than 50 employees, and we focus on vertical markets that tend to have higher volumes of sale transactions, including the retail, restaurant and hospitality sectors. Most of the businesses in these vertical markets are sole proprietorships, small retail chain stores or locally-owned franchisees of larger consumer-oriented businesses. Their technology needs range from creating an online presence to managing different parts of their businesses, such as marketing and sales. In 2006, our 52,000-plus small business customers attracted over 176 million visitors to their websites and transacted approximately $3.8 billion of sales through our Velocity Internet technology platform.

We market and sell our Internet technology applications and solutions via three distinct approaches: private label partnerships, aggregator partnerships, and our direct sales model.

Competition

There are a number of smaller, single-application vendors that offer applications addressing a specific promotion or commerce need of small businesses. There are also larger, better known companies offering products that address a specific set of promotion and/or commerce needs of small businesses. We face competition in our promotion and commerce product lines from new market entrants with new technologies, as well as from established vendors looking to expand their offerings, in the following categories:

•	Small Business Online Marketing Services — Companies such as Yahoo Small Business, Microsoft Office Live, Website Pros, Web.com, Go Daddy, Verio, 1&1 and Network Solutions.

•	Search Engine Marketing Services — Companies such as Yahoo Small Business, Google, Microsoft, iCrossing, iProspect, SEO.com, R.H. Donnelly Local Launch!, Marchex (Traffic Leader) and local search engine optimization companies.

•	Merchant Services — Companies such as Authorize.net, PayPal, Heartland Payment Systems, iPayment, CyberSource, Global Payments, The Sage Group, and Peachtree, as well as banking competitors such as Bank of America, Chase Manhattan Bank, Wells Fargo and small independent sales organizations.

•	In-Store Systems — Integrated equipment and software companies such as Micros Systems and Radiant Systems; independent software vendors such as Positouch, Digital Dining and Microsoft Retail Management System; and hardware competitors such as NCR, IBM, and Dell.

Due to relatively low barriers to entry in our industry and the significant market opportunity the small business market represents, we expect the intensity of competition to increase in the future from established and emerging companies. Increased competition may result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formation of alliances among industry participants. Most of our existing competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, distribution and other resources than we do. Many of our competitors have more management and employees with more extensive experience, and a better ability to service customers in multiple locations. There is no assurance that we will be more successful than new entrants or existing competitors, whether or not they have greater resources than we do.

However, we believe that we have the capability to address the following core competitive success factors in our small business target markets: the ability to develop on-demand and cost-affordable technology applications and solutions that are designed specifically for the needs of small businesses; the ability to acquire customers efficiently, such as through strategic distribution partners and through new products to address emerging trends like our LeadConnect product for creating local search online business profiles; the ability to successfully sell multiple applications and services to the same small business customer; the ability to offer high quality and low maintenance solutions; and the ability to integrate vertical-specific applications and services for targeted vertical markets.

Technology

Our technology is based on scalable and secure hardware and network architecture, which has primarily been developed in-house and utilizes commercial and open source software, database and development platforms. Our platform and architecture provide management and administration efficiencies that enable us to maintain a high ratio of customers to information technology professionals, and thus to offer affordable Internet technology applications and solutions. Our Velocity Internet technology platform is designed to meet the following four objectives:

•	Support millions of small business customers, processing billions of dollars in transactions. Our applications, and the information residing in them, are accessible and controllable by the small business customer.

Consumers can find small businesses, employees can run any application and owners can manage and track information.

•	Centralize service and support. Our centralized service and support capabilities enable our small business customers to take advantage of an optimized cost structure, while providing them with a high availability of resources, redundant systems and highly monitored security systems — advantages that previously were available only to larger companies with substantial information technology budgets.

•	Optimize and leverage hardware. Our hardware is optimized with custom software applications that achieve high performance with great scalability, giving our small business customers the direct cost and performance advantages of our centralized hardware/infrastructure. Our platform dynamically allocates hardware and other resources to a small business customer only when they are utilizing our applications, instead of permanently allocating a certain amount of resources, independent of application usage.

•	Deliver applications services on demand. Our on-demand and monthly subscription model enables small businesses to determine what applications services they need, when they need them and when it is appropriate for them financially. As result, they have better operational control and can experience significantly lower costs.

These objectives shaped our technology philosophy, technical directions and overall development architecture. As a result, our Velocity Internet technology platform is built on the following critical technologies, processes and infrastructure:

•	Application Architecture. Our application architecture has been designed with some core principles in mind. First, applications are reentrant so that multiple entities can safely and dependably access our software code simultaneously. Applications are also stateless, meaning that the states (activities) of the applications reside in a database. We have designed the architecture so that speed is optimized for each state, and so that for each state there are set time parameters to accomplish the related task, with immediate shifts to additional hardware resources as needed. Additionally, all our applications are designed to use databases, and our data architecture is designed to index millions of small businesses and, for each small business, its pertinent business information. Our applications support XML for data integration, and XML is employed to move data between applications.

•	Network Architecture. Our network architecture keeps track of individual requests, providing session information to the application servers. It is designed for high security, in order to prevent hackers, as well as prevent denial of service attacks and block unauthorized use of the system. Designed for high availability and redundancy, the network architecture has no single point of failure.

•	Platform Architecture. Our Velocity technology platform has been designed to be able to scale to serve millions of customers. Our platform consists of Intel-based commodity front-end servers utilizing industry standard software operating systems, languages and API’s (application program interfaces) including Linux, Apache, PHP, SOAP and XML. These servers run our proprietary software and are load-balanced with F5 Networks BigIP appliances. The front-end server pool is easily scalable by adding commodity servers as volume of traffic requires. The front-end servers connect to the back-end system through Cisco and Extreme Networks switches. Our back-end system consists of file and Oracle database servers. Our back-end systems are built to scale by both upgrading hardware as processor speeds and capacity continue to increase, and partitioning any single system to multiple servers.

•	Data Center. Our technology infrastructure is located in two data center locations operated by third parties. Our information systems are backed up daily, and backups are taken offsite monthly. The data center feeds are dual homed and BGP routed over multiple backbone connections. The data centers have split physical entry points for the feeds and can route traffic down either circuit in the event a circuit fails. In the case of an electrical power failure, the data centers has an uninterruptible power supply (UPS) that is dual sourced from public power and a local diesel generator. The generator starts automatically in the event of public power failure. Both data centers maintain an onsite fuel supply to power the generator during short-term disruptions. All equipment for routing, switching and data cabinets is also powered from the UPS, allowing operation without interruption during a public power outage.

•	Systems Security. Our security systems continuously monitor the Velocity Internet technology platform for possible vulnerabilities, as well as for possible intrusions, utilizing a combination of commercially available and open source software and services, as well as our own internally developed tools. We use industry standard protocols and systems for network security. Multiple layers of firewalls are designed to prevent unauthorized access externally and improper access to confidential information internally. We use standard encryption and authentication technology, licensed from third parties, designed to provide secure transmission of confidential information, such as end-user credit card numbers. Our Web servers use application-level security, limiting what transactional information is available.

•	Consumer Security. Through our customers and service providers, we collect information from consumers, such as consumer names and email aliases that enable us to personally identify consumers who visit the websites of our small business customers. In addition, consumers provide financial information, such as credit card numbers and bank account numbers, when purchasing products or services from our small business customers. We have security measures in place designed to protect the loss, misuse and alteration of the confidential information under our control. Only our authorized employees are permitted to have access to a consumer’s personal information and such access is limited based upon business need. We generally do not share financial information with outside parties, except to the extent necessary to provide consumers with the product or service they have purchased. We may also release specific personal information in order to comply with applicable laws and regulations and governmental proceedings, such as criminal investigations, search warrants, subpoenas or court orders. We take what we believe are reasonable steps, including using industry standard encryption technology, in order to protect such personal information. However, no data transmitted over the Internet or over any wireless network can be guaranteed to be absolutely secure. As a result, while we strive to protect the personal and financial information of consumers, we cannot guarantee the security of any such information.

•	Customization and Integration. We have developed our business applications and services to require only slight, if any, customization in order to be useful to most types of small businesses in our target vertical markets. We plan to continue to pursue this minimal-customization objective, in order to benefit from cross-market efficiencies. In the event we acquire rather than develop future applications, we will look for similar efficiency opportunities. We also provide a developer API for our commerce applications and services so that small businesses and their vendors can integrate their custom applications with our payment gateway. Integration options include: SSL POST with name/value pairs and secure socket connection; and for Windows-based applications, a COM object is also available to simplify the integration. Sample scripts are available (e.g., Perl, C++, Visual Basic, ASP) to shorten the learning curve and speed development time.

Customers

We target consumer-oriented small businesses, such as small retail chain stores and locally-owned franchisees of larger consumer-oriented businesses, which typically have fewer than 50 employees. We intend to continue to focus our sales and marketing efforts on a few particular vertical markets in which many small businesses operate and the volume of sales transactions tends to be higher, such as the retail, restaurant and hospitality sectors. While we believe that any small business could benefit by using our applications and services, we believe those small businesses that have a need to integrate online functionalities with the applications and systems located on their physical premises will benefit the most from our services offerings. Our goal is to offer business applications and services to our customers at a fraction of the cost they would normally have to pay to purchase and integrate equivalent business applications and services separately through traditional vendors. During the years ended December 31, 2006, and 2005, Jamba Juice represented approximately 11% and 12.7%, respectively, of our revenues (on a pro forma basis combined with our recent Jadeon and 10x Marketing acquisitions for 2005).

We offer a professional, quality-oriented customer service program to our customers. Our customer support team is on call to handle customer service inquiries and is supported by a dedicated team of developers and application specialists. For certain of our offerings, we offer personalized customer service assistance. For example, our customers who purchase In-Store Systems offerings and Search Engine Marketing services are generally assigned an experienced account manager, who acts as the primary customer contact person and is charged with completing projects and resolving issues as they arise. For these types of customized services, in addition to face-to-face meetings, email and phone interactions, we provide regular status reports to our customers.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the U.S. and other jurisdictions to protect our proprietary technology and our brand. We generally enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties, and rigorously control access to our proprietary technology. We do not currently have any patents or pending patent applications.

We have filed and received notice of allowance for our trademarks “Innuity” and “Small is the new big” and we have filed a U.S. federal trademark application for “LeadConnect.” We have received a U.S. registered federal trademark for “Vista” and our unregistered trademarks including Innuity Velocity, FreeStarter.com, Jadeon, Merchant Partners, Optify and 10x Marketing.

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

Employees

As of December 31, 2006, we had 176 employees, 170 of whom were full-time employees, consisting of 11 in research and development, 37 in sales and marketing, 17 in general and administrative functions and 111 in service functions. From time to time, we utilize consultants or contractors for specific assignments. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

Website

Our web site, www.innuity.com, provides access, without charge, to our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 2.	Description of Property

We have offices in Washington, California and Utah. All of our facilities are under operating leases as follows:

		Approximate	Monthly		Lease
Location	General Usage	Square Feet	Rent		Expiration

Irvine, California	Operations — In-Store Services business line	18,000	$17,100	(1)	July 2013
San Francisco, California	Operations — In-Store Services business line	3,765	$2,942		August 2007
Orem, Utah	Operations — Administrative services	7,781	$6,424	(2)	June 2008
Los Angeles, California	Operations — Merchant Services business line	3,376	$7,931	(3)	October 2008
Redmond, Washington	Operations — Promotions division and executive offices	5,431	$5,974	(4)	March 2008
Bellingham, Washington	Data Center	2,506	$2,650	(5)	October 2006

(1)	Escalation clause increases rent on anniversary date of lease by 4%.

(2)	Escalation clause increases rent on anniversary date of lease by $0.50 per square foot.

(3)	Escalation clause increases rent on anniversary date of lease by 3%. Monthly rent includes facility and property maintenance, utilities, commercial general liability and umbrella liability insurance.

(4)	Escalation clause increases rent on anniversary date of lease by 4% to 5% depending on year. Monthly rent includes facility and property maintenance.

(5)	Escalation clause increases rent on anniversary date of lease by 3%.

Item 3.	Legal Proceedings

From time to time we have been, and expect to be in the future, subject to legal proceedings and claims in the ordinary course of our business.

In August 2003, we entered into a Product Line Purchase Agreement with Citysearch.com (an operating business of Ticketmaster.com) to acquire from Citysearch.com a segment of its business related to creating and hosting end-user directory websites. In exchange for the transfer to us of the hosting business and certain other material consideration, we agreed to pay Citysearch.com $2,400,000. To date, we have paid Citysearch.com approximately $1,200,000. We believe Citysearch.com has failed to fulfill its obligations under the purchase agreement and has breached certain material provisions of the agreement. As a result, in January 2006 we filed suit against Citysearch.com in the Superior Court of Washington for King County, seeking recovery of all monies paid by us pursuant to the purchase agreement. Citysearch.com removed the case to the United States District Court for the Western District of Washington. Citysearch.com has previously demanded payment of the unpaid balance of $1,200,000, and Citysearch.com has asserted counterclaims in the pending litigation to attempt to recover those funds.

In January 2007, we entered into settlement agreement with Citysearch.com whereby we agreed to pay $600,000 in settlement of the all amounts due under the contract by January 31, 2007. The settlement agreement was subsequently extended until February 28, 2007, in exchange for the payment of an additional $6,000. We have not paid the amount due under the settlement agreement and may be in default.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no submissions of matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information —

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INNU”. The following table sets forth the range of high and low bid prices for our common stock on a quarterly basis for the past two full years, and reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

COMMON STOCK

Period — Fiscal Year 2006	High Bid	Low Bid

First Quarter	$4.50	$3.50
Second Quarter	$3.25	$2.00
Third Quarter	$2.10	$0.36
Fourth Quarter	$0.64	$0.48

Period — Fiscal Year 2005	High Bid	Low Bid

First Quarter	$5.00	$0.75
Second Quarter	$4.90	$1.02
Third Quarter	$5.25	$3.74
Fourth Quarter	$4.75	$3.32

Holders

As of February 23, 2007, we had 362 shareholders of record.

Dividends

We have never declared or paid any cash dividends on any class of our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of December 31, 2006:

			Number of Securities
			Remaining for Future
	Number of Securities	Weighted-Average	Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and Rights	and Rights	Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,159,911	$0.83	1,973,011
Equity compensation plans not approved by security holders	0	N/A	0

Total	2,159,911	$0.83	1,973,011

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “estimates,” “may,” “intends,” “expects” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may also be found in the material set forth under “Business” and in other sections of the report. All forward-looking statements, including, but not limited to, statements regarding our future operating results, financial position, and business strategy, expectations regarding our growth and the growth of the industry in which we operate, and plans and objectives of management for future operations, such as plans to develop or acquire certain applications or services or to build a Productivity division for our business, are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled “Risk Factors” and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with our audited financial statements and accompanying notes to those financial statements that appear elsewhere in this annual report on Form 10-KSB. Our MD&A includes the following sections:

•	Our Business — a general description of our business and the industry in which we operate.

•	Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our consolidated results of operations.

•	Liquidity and Capital Resources — an analysis of our cash flows, sources and uses of cash.

•	Off-balance Sheet Arrangements — a discussion of any off-balance sheet arrangements that may have a future effect on our operations and financial condition.

•	Risk Factors — a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

Our Business

We are a Software as a SaaS company that designs, acquires and integrates applications to deliver solutions for small business. Our Internet technology is based on an affordable, on-demand model that allows small businesses to interact simply with customers, business partners and vendors and to manage their businesses efficiently. Using our on-demand applications, small businesses can grow their revenues, reach and serve customers and run everyday operations.

We deliver our Internet technology applications and solutions through our Innuity Velocitytm Internet technology platform. Employing proprietary technology and integration processes, our Velocity technology platform provides small businesses the opportunity to choose applications that are right for their businesses — individually or as an integrated suite — with minimal initial start-up costs and maintenance. With our use-based pricing, small businesses pay a monthly subscription fee for our applications they choose to use.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-KSB. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk, long-lived assets, goodwill and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. Management discussed with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

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

Under multiple element arrangements, where each element is separately stated, sold and priced, we allocate revenue to the various elements based on vendor-specific objective evidence (VSOE) of fair value. Our VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value.

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

Transaction Processing and Affiliate (Reseller) Programs — Includes debit/credit card and ACH processing fees (both fixed amounts charged for each transaction and discount fees based on a percentage of the transaction value), financing fees, merchant fees, traffic (online visits to a customer’s website), ATM fees, and fees derived from providing affiliates/partners with gateway related services. These fees can be generated directly by our operations or through an affiliate agreement. We recognize these revenues at the time the transaction has been completed and funds have been posted to our account or at the time of payment by the affiliate. If the customer pays in advance for processing services, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the services are provided.

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

Systems Sales — Includes point-of-sale hardware, software and services (collectively, POS systems) related to the procurement, staging, installation, implementation and ongoing support services of the POS systems. We recognize revenues from the sale of POS systems at the time the customer takes possession of and title to the equipment and software and the customer has no further right of return. We recognize revenues from installation when the system has been installed and we have no further obligations.

During 2006 we recognized $21,684,000 of revenue and had deferred revenue of $2,543,000 as of December 31, 2006.

Credit Risk

We maintain a reserve for doubtful accounts, which consists of management’s estimate of losses resulting from potentially uncollectible accounts receivable. In addition, if the ability to collect becomes doubtful on any receivable, a reserve is set up for the entire amount of such receivable. Management estimates the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. During 2006, we recorded bad debt expense of $366,000. At December 31, 2006, trade accounts receivable recorded on our balance sheet totaled $1,434,000 for which we had a reserve for doubtful accounts of $116,000.

Long-Lived Assets

We review long-lived assets such as property, equipment, and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the impairment or disposal of long-lived assets,” we use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, we require an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. We assess Impairment of long-lived assets at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. We report assets to be disposed of at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, we no longer depreciate the assets. We did not record any impairment charges on long-lived assets during 2006. As of December 31, 2006, long-lived assets recorded on our consolidated balance sheet included $901,000 of property and equipment, net of depreciation, and $1,671,000 of intangible assets, net of amortization.

Goodwill

Our goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. We initially record goodwill at fair value and we subsequently evaluate goodwill at least annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other intangible assets”. We perform this annual test as of December 31st of each year. Our evaluations are performed on a more frequent basis if events or circumstances indicate that an impairment could have taken place. These events could include, among others, a significant adverse change in the business climate, an unanticipated change in the competitive environment, recurring losses incurred by the business unit, or a decision to change the operations or dispose of a reporting unit.

Our first step in this evaluation process is to determine if a potential impairment exists and, if required from the results of this first step, we perform a second step that measures the amount of any impairment loss. Our computations required by the first and second steps require us to use a number of estimates and assumptions. In completing the first step, we determine the fair value of the reporting unit that is being evaluated. In determining the fair value, we generally calculate value using the present value of our management’s estimates of future cash flows or through the use of an independent valuation specialist.

If our first step indicates a potential impairment of a reporting unit, our second step requires us to estimate the implied fair value of the reporting unit. Through this process we estimate the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this, we determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If we calculate the value of goodwill in the second step at less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and we write down the carrying value of goodwill to the calculated value. We did not record any impairment charges against goodwill in 2006. As of December 31, 2006, we had $1,833,000 of recorded goodwill on our balance sheet.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Pro forma disclosures previously permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) are no longer an alternative to financial statement recognition under SFAS 123R.

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R) using the modified-prospective transition method on January 1, 2006. Under this transition method, the compensation cost we recognized during the year ended December 31, 2006 included: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated.

For the year ended December 31, 2005, we applied the provisions of SFAS 123. SFAS 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). We elected to continue to apply the provisions of APB 25 and provide pro forma disclosures required by SFAS 123 in the footnotes to the consolidated financial statements. We use the Black Scholes option-pricing model to determine the amount of additional pro forma expense related to these options as presented in our disclosures. Had we adopted a fair-value-based method of accounting for stock options, we would have been required under generally accepted accounting principals to record the pro forma expense for these options as expense in our statements of operations which could have materially affected our operating results. Our stock-based compensation expense totaled $1,317,000 in 2006.

Operations Review

The following discussion presents certain changes in our revenue and expenses that have occurred during the year ended December 31, 2006, as compared to the year ended December 31, 2005.

Analysis of Consolidated Statements of Operations

	Year Ending December 31,
			%
	2006	2005	Change

Revenues
Product sales	$8,760,588	$3,849,581	128%
Services	12,923,691	8,616,020	50%

Total revenues	21,684,279	12,465,601	74%
Operating expenses
Cost of product sales	6,761,494	2,743,334	146%
Cost of services	7,261,588	4,106,526	77%
General and administrative	6,634,587	7,695,290	(14)%
Selling and marketing	5,313,385	3,484,548	52%
Research and development	1,423,679	1,240,527	15%
Royalty expense	1,247,246	1,662,994	(25)%
Amortization expense	958,045	628,893	52%

Loss from operations	(7,915,745)	(9,096,511)	(13)%

Other income (expense)
Interest expense	(627,927)	(294,310)	113%
Other	69,984	24,791	*

Total other expense	(557,943)	(269,519)	107%

Net Loss	$(8,473,688)	$(9,366,030)	(10)%

*	Calculation is not meaningful

Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below.

Revenues

Revenues increased $9,219,000 for the year ended December 31, 2006, when compared to 2005. Of this increase, $5,676,000 was due to a full year of revenue for the businesses acquired in June 2005 (Jadeon and 10x Marketing) being included in the consolidated financial statements for the year ended December 31, 2006. The remaining increase of $3,543,000 is due primarily to $3,149,000 of year over year volume growth from the In-Store Systems business line of our Commerce division (conducted through Jadeon). The growth in this business line is principally due to the continued roll-out of our chain partners’ implementation of our technology and growth in numbers of new customers. Also, this business line has primarily serviced the hospitality industry historically. In 2006 we expanded the market base of our In-Store Systems business line as we began servicing retail establishments.

Expenses

Cost of product sales.  We incurred $6,761,000 in costs of product sales for the year ended December 31, 2006, compared to $2,743,000 in 2005. The increase was principally due to having Jadeon’s cost of sales included for the entire year ended December 31, 2006. We also experienced lower margins for product sales for the year ended December 31, 2006, when compared to 2005. These lower margins were primarily due to competitive pricing pressures from our customers as well as an increase in pricing from a major vendor.

Cost of services.  Our cost of services increased $3,155,000 during the year ended December 31, 2006, compared to in 2005. This increase was mainly attributable to having the costs of Jadeon and 10x Marketing included for the entire year ended December 31, 2006. We experienced lower margins for service revenue during the year ended 2006, when compared to 2005. These lower margins were primarily due to an increasing percentage of our service revenue coming from the In-Store business line of our Commerce division which has a lower margin.

General and administrative.  Our general and administrative expenses decreased $1,061,000 during the year ended December 31, 2006, when compared to 2005. General and administrative costs were 31% of revenues in 2006 compared to 62% of revenues in 2005. This decrease was due mainly to a decrease in our share-based payment costs included in general and administrative expenses of $2,509,000, net of increases in other general and administrative expenses. The major cause for the decrease in share-based payment expense related to shares of our common stock that we issued to certain directors and officers at $0.10 per share during 2005 which was determined to be below the computed fair value. Our general and administrative expenses, excluding share-based payments, increased by $1,448,000 in 2006 when compared to 2005.

The increase in other general and administrative expenses include the costs associated with our abandoned efforts to acquire Hello Metro Incorporated in 2006 ($648,000). Included in the costs of the abandoned acquisition are $140,000 of cash payments and common stock issued to Hello Metro (valued at $458,000), as well as $50,000 in penalties for not registering the common stock that was issued.

In December 2006, we issued a total 454,000 shares of our common stock for the acquisitions of Creditdiscovery and Acquirint. We gave registration rights to the sellers in these acquisitions whereby we agreed to pay a total of $200,000 in liquidated damages to the sellers if a registration statement covering the shares we issued to them was not declared effective by the United States Securities and Exchange Commission (SEC) within 180 days after the closing date of the acquisitions. Our general and administrative expenses for the year ended December 31, 2006 include the accrual of the $200,000 of potential liquidated damages that we would be required to pay if we are unable to have the shares issued in these acquisitions covered by an effective registration statement within the time limits required by the registration rights agreements.

Our growth from acquisitions that took place in June 2005 also resulted in increased general and administrative expenses in 2006. General and administrative expenses directly relating to the acquired entities (Jadeon and 10x Marketing) increased by $361,000 due to these businesses being included in our operations for a full year in 2006. Other increases in general and administrative expenses relate primarily to increased costs of becoming a public company.

Selling and marketing.  Our selling, and marketing expenses increased $1,829,000 for the year ended December 31, 2006, compared to the same period in 2005. Selling and marketing expenses were 25% of revenues in 2006 compared to 28% of revenues in 2005. The major increase in selling and marketing expenses primarily related to an increase in salaries and wages ($1,284,000) and an increase in share-based payment expense ($253,000). The increase in these areas was primarily due to our acquisitions of Jadeon and 10x Marketing. We also expanded our direct sales force; re-branded and launched the Innuity website; and developed the foundation for our go-to-market industry relations campaign.

Research and development.  Our research and development expense increased $183,000 for the year ended December 31, 2006, compared to 2005. This increase in expenses was due to an increase in salaries and wages of

$47,000, an increase charges for share-based payments of $23,000 and $113,000 of expenses relating to the development of new service offerings. As a percentage of revenue, research and development expense was 7% of revenue for the year ended December 31, 2006, and 10% of revenue in 2005.

Royalty.  On January 1, 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty was amortized over 21 months. We recorded royalty expense of $1,247,000 and $1,663,000, in the years ended December 31, 2006, and 2005, respectively, as we amortized the prepaid royalty expense. The prepaid royalty is now fully amortized.

Amortization.  Our amortization expense increased $329,000 for the year ended December 31, 2006, when compared to 2005. The increase primarily related to amortization expense associated with the intangible assets acquired with the business acquisitions in June 2005. These intangible assets totaled $2,298,000 and are being amortized over their estimated useful lives of three years.

Interest.  Our interest expense increased $334,000 for the year ended December 31, 2006, when compared to 2005. The increase primarily related to expensing of $232,000 of unamortized debt discount associated with debt that converted into shares of our common stock during 2006. The debt discount was being amortized into interest expense over the term of the associated debt and all unamortized debt discount associated with the converted debt was expensed upon the debt conversion. Other increases in interest expense were due to an increase in debt assumed and/or issued with our business acquisition activity during 2005 and amortization of discount on new convertible debt incurred in 2006.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and equity investments. In 2004, we received approximately $1.4 million from the sale of shares of Series A Convertible Preferred Stock which were subsequently converted into common stock. In 2005, we received approximately $3.5 million from the sale of 8% convertible notes, and converted other debt totaling $1.1 million into the new 8% convertible notes. In 2006, we received $345,000 from the sale of 15% convertible notes.

Due to our recurring losses, negative cash flows, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006, expressed substantial doubt about our ability to continue as a going concern. As of December 31, 2006, we had current assets of $2,938,000 and current liabilities of $10,222,000, resulting in a working capital deficit of ($7,284,000). Our ability to continue as a going concern is dependent, in the near term, on our ability to obtain additional debt or equity financing, and, in the long term, on our ability to develop and maintain profitable operations. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds through the issuance of debt or equity securities or other sources of financing in 2007.

One of our credit lines with a bank expired on August 31, 2006. As of December 31, 2006, we had a balance outstanding on this line of $600,000 which is past due and payable. We have $200,000 of debt due to a stockholder that is in default.

We also have $1,200,000 due to a third party under a product line purchase agreement that we have not paid and are currently disputing. This obligation has been classified as a current liability in our consolidated balance sheet as of December 31, 2006. In January 2007 we entered into a settlement agreement with the third party whereby we agreed to pay $600,000 by January 31, 2007 for all amounts due under the purchase agreement. The payment of the $600,000 under settlement agreement was subsequently extended to February 28, 2007, in exchange for the payment of an additional $6,000. We have not paid the amount due under the settlement agreement and we may be in default.

We used $441,000 of cash in our operations during the year ended December 31, 2006, and $3,537,000 of cash in our operations during 2005. While we had net losses of $8,474,000 and $9,366,000, respectively, during the years ended December 31, 2006, and 2005, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, expensing of prepaid royalties, accretion of debt discount and provisions for bad debts. These non-cash items totaled $5,167,000 during the year ended December 31, 2006, and $6,403,000 during the year ended December 31, 2005. Changes in our operating assets and liabilities further offset our cash losses from operations by $2,866,000 during the year ended December 31, 2006, and increased our operating cash losses by $574,000 during the year ended December 31, 2005. The $2,512,000 increase in cash from changes in operating assets and liabilities during 2006 was due in part from extending vendor payment cycles, growth in our deferred revenue from an increased number of customers prepaying for service contracts, and improved collections of our accounts receivable. It is unlikely that we will be able to generate significant cash from changes in our operating assets and liabilities in the future unless we are able to significantly grow our business.

We purchased property and equipment of $178,000 and $109,000, respectively, during the years ended December 31, 2006, and 2005. We changed banking relationships in our merchant services business line during the year ended December 31, 2005. This change in banking relationships allowed us to free-up $300,000 of restricted cash in 2005. We also acquired $499,000 of cash from the purchase of Jadeon and used net cash of $156,000 in the Vista.com/Source Energy merger in 2005.

We had net borrowings against our credit lines of $210,000 and $490,000, respectively, during the years ended December 31, 2006, and 2005. We had borrowings under separate convertible notes during the years ended December 31, 2006, and 2005 of $345,000 and $3,514,000, respectively. During the year ended December 31, 2005, we received $224,000 for the issuance of common stock. We also had principal payments on various debt instruments and capital leases of $316,000 and $714,000, during 2006 and 2005, respectively.

We used $10,000 and $1,000, respectively, during the years ended December 31, 2006, and 2005 in various other investing and financing activities not discussed above.

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

We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At December 31, 2006, we had an accumulated deficit of approximately $36.5 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.

As of December 31, 2006, we had a working capital deficit of approximately $7.3 million. We had no committed sources of additional capital to finance ongoing operations and the expansion of our business. Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm dated March 2, 2007, expressed substantial doubt about our ability to continue as a going concern. We will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities.

We have incurred substantial indebtedness, some of which is past due and in default.

We incurred substantial indebtedness, including approximately $800,000 incurred in connection with our acquisition of Jadeon, approximately $280,000 incurred in connection with the restructuring of our acquisition of Merchant Partners related debt and $345,000 incurred in a new 15% convertible note. We have quarterly payment obligations that are dependent upon our Jadeon division’s post-acquisition profitability and gross revenues (net of hardware sales), subject to a minimum quarterly payment obligation of $75,000. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to a variety of business and other factors affecting our operations, many of which are beyond our control. The degree to which we are leveraged and remain leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Some of these obligations are past due and in default. If we are unable to pay these obligations, or any other indebtedness that may come due or that may accelerate as a result our default under any of these debt obligations, our business could be materially harmed.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any substantial efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We will incur increased costs as a public company which may make it more difficult for us to achieve profitability and an active trading market.

As a public company, we have incurred, and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of all public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results and may make it more difficult for us to achieve profitability. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

Our business will be harmed if we are unable to develop or offer additional Internet technology applications and solutions in a timely and cost-effective manner.

A key element of our strategy is to combine a variety of functionalities in our Internet technology solutions offerings to provide small business customers with comprehensive solutions to their promotion and commerce needs. We currently provide some of these services through non-exclusive arrangements with third parties, and may in the future find it necessary or desirable to enter into additional arrangements for the provision, licensing or acquisition of additional services from other third parties. We believe that small businesses will eventually desire or demand certain Internet technology solutions, such as customer relationship management and back-office accounting and management applications, which we do not currently provide. Demand for additional Internet technology solutions that we do not currently have available may also develop in the future. Our ability to obtain or develop and provide these services at a low cost will be critical to the success of our business. We believe we are currently lacking some key components in our service offerings that are or will be important to many of our customers. If we are unable to develop, license, acquire, or otherwise offer through arrangements with third parties, the additional services that our customers desire, or if any of our existing or future relationships with such third parties were to be terminated, or if the economic terms of our arrangements with third parties were changed, we could lose our ability to provide key Internet technology solutions at a cost-effective price to our customers, which could cause our revenues to decline or our costs to increase.

Expansion in the sales of our Internet technology applications and solutions will depend on the continued acceptance of the Internet as a communications and commerce platform for small businesses.

The use of the Internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool have been harmed in the past by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform or small businesses do not continue to become Internet-enabled and maintain an online presence, the demand for our services and solutions would be significantly reduced. In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. For the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business. Providing Internet technology applications and solutions for the promotion and management of small businesses is a new and emerging market; if this market fails to develop, we will not be able to grow our business or become successful.

Our success depends on a significant number of small businesses making the decision to adopt and use online promotion and commerce applications and services such as search engine optimization, pay-per-click campaign advertising, local search business profiles, affiliate marketing management, search engine submission, web analytics, domain name registration and business and e-commerce websites. Currently, many small businesses do not have an Internet presence, and it is uncertain whether a significant demand for creating an Internet presence among small businesses will develop in the future. The market for our Internet technology applications and solutions is relatively new and untested. Our future revenues and profits, if any, will be substantially dependent upon the widespread acceptance, growth, and use of the Internet and other online business promotion and management tools by small businesses. Custom website development has been the predominant method of Internet enablement to date, and small businesses may be slow to adopt our Internet technology solutions. Further, if small businesses determine that having an Internet presence does not benefit their businesses, they would be less likely to purchase other Internet-based business promotion and management services. If the market for our Internet technology applications and solutions fails to grow, or grows more slowly than we currently anticipate, or if our technology solutions fail to achieve widespread customer acceptance, our business would be seriously harmed.

We may find that it is difficult to identify, or license or acquire additional Internet technology solutions on favorable terms, or to integrate future technology or business acquisitions, which could limit our growth, disrupt our business and adversely affect our operating results.

We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004, the acquisitions of Jadeon and 10x Marketing in June of 2005, and the acquisitions of Creditdiscovery and Aquirtint in December 2006. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, POS system installation and service capabilities and Internet marketing services. Additional acquisitions may become necessary for us to expand our offerings in response to evolving customer demand or competitive factors, or to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness.

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

We must achieve these goals in a timely and cost-effective manner and successfully market our new and enhanced services offerings to our small business customers or our business and operating results will be adversely affected.

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

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, causing us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of our computer network systems, software, data center and telecommunications network, as well as the systems of third parties. Our systems and operations of those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

•	loss of revenues;

•	loss of customers;

•	loss of customers’ credit card data;

•	harm to our business or reputation;

•	exposure to fraud losses or other liabilities;

•	negative publicity;

•	additional operating and development costs; and/or

•	diversion of technical and other resources.

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

We rely to a substantial extent on third parties to provide our equipment, software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our merchant gateway service requires the assistance of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted. In addition, we depend on our Originating Depository Financial Institution (ODFI) partner to process ACH transactions, and our ability to process these transactions would be severely impacted if we were to lose our ODFI partner for any reason. We also rely on distribution partners and local search engines to publish our LeadConnect service offering. Should they no longer distribute or publish this information, our ability to provide this service would be severely impaired.

In addition, our margins were affected in 2006 by pricing pressure from a significant vendor used in our In Store business line. Our margins and profitability could be further impacted if prices from significant vendors increase and we are not able to pass the additional costs on to our customers.

The loss of key customers could negatively affect our revenues and profitability.

Jamba Juice represented 11% of our total revenue during 2006 and 12% of our revenues in 2005 (on a pro forma basis). While we believe our relationships with our major customers are good, we do not generally have long-term contracts with them. Because of competitive changes and the fact that the types of solutions we offer may be available from a number of other providers there is the possibility that any customer could alter the amount of business it does with us. The loss of Jamba Juice or other key customers would likely have a negative impact on our revenues and profitability.

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

Our ability to effectively improve a website’s positioning in search rankings depends on our ability to determine and search engine algorithms; a significant change in the way these algorithms function could negatively affect our business.

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

We have rapidly expanded our operations and anticipate that further significant expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. Our employee base increased from 24 full-time employees as of January 1, 2004 to 170 full-time employees as of December 31, 2006. Such expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We anticipate that we will need to hire additional employees to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.

The loss of any members of our senior management could harm our current and future operations and prospects.

We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Robert Bench, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer; and Shivonne Byrne, our Chief Marketing Officer. We do not have long-term employment agreements with any of the members of our senior management team nor do we carry key-man insurance. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of December 31, 2006, our executive officers together controlled approximately 38% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.

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

Our Internet technology applications and solutions involve the storage and transmission of our small business customers’ proprietary information, as well as the personal information of their customers. Our business could be harmed if there is a breach of privacy.

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

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming for us to resolve and may harm our business and reputation, and we could be subject to liability as a result of service interruptions by cyber-terrorists or fraudulent or illegal use of our services.

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

Although a trading market for our common stock exists, the trading volume has historically been insignificant, and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. We do not have very many shares of common stock outstanding and the amount of shares in our public “float” will continue to be limited due to the applicability of resale restrictions under applicable securities laws on shares issued to the former shareholders of Vista.com and the fact that significant portions of our outstanding shares are held by our officers, directors or major shareholders. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board (OTCBB), lack of analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB; as a result, even if prices appear favorable, there may not be sufficient demand in order to complete a shareholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our shareholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.

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

The one-year holding period requirement under Rule 144 expired on November 9, 2006, with respect to the shares of our common stock issued to former shareholders of Vista.com, Inc. in the merger. Therefore a large number of shares of our common stock are eligible for resale on the open market, many without any restrictions as to size or frequency of such sales. Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding warrants, convertible promissory notes and stock options, or reserved for issuance under our stock option plans. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of our shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

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

The financial statement information required by Item 7 is included on pages F-1 through F-27.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Internal Control

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference to our proxy statement to be filed with the Securities and Exchange Commission in connection with our annual meeting of stockholders to be held in 2007 (the “Proxy Statement”) under the headings “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance.”

Item 10.	Executive Compensation

The information required by this item, including the compensation discussion and analysis, is incorporated by reference to the Proxy Statement under the headings “Executive Compensation” and “Director Compensation.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions,” And “Directors and Executive Officers.”

Item 13.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit
Number	Notes	Description

3.1	†	Articles of Incorporation, as amended.
3.2	(4)	Articles of Amendment to Articles of Incorporation.
3.3	(3)	Amended and Restated Bylaws.
4.1	(3)	Form of Warrant to Purchase Common Stock.
4.2	(3)	Form of Warrant to Purchase Common Stock.
4.4	(3)	Registration Rights Agreement, dated as of June 6, by and among Vista.com, Inc. and certain parties listed therein.
10.1	(4)	Innuity, Inc. Amended and Restated 1999 Stock Option Plan.*
10.2	(3)	Form of Stock Option Agreement.*
10.3	(3)	Form of Common Stock Purchase Agreement.*
10.4	(3)	Lease Agreement dated as of December 23, 2003, entered into by and between Vista.com, Inc. and TIAA Realty, Inc., as amended as of February 28, 2005.
10.5	(5)	Lease Agreement dated March 3, 2006, by and between Kelly L. Sapp Trust and Jadeon, Inc.
10.6	(3)	Lease Agreement dated July 26, 2005, by and between 10x Marketing, LLC and TCU Properties II, LLC.
10.7	(3)	Loan and Security Agreement, dated as of February 18, 2005, entered into by and between Vista.com, Inc. and Comerica Bank, as amended.

Exhibit
Number	Notes	Description

10.8	(3)	Consulting Agreement dated December 16, 2004, as amended, by and between Vista.com, Inc. and BayHill Group, LC.*
10.9	(3)	Employment Agreement dated June 16, 2005, between Vista.com, Inc. and Mark LeMay.*
10.10	(3)	Indemnification Agreement, dated November 9, 2005, by and among Vista.com, Inc., Source Energy Corporation, Craig Carpenter and Jenson Services, Inc.
10.11	(3)	Lease Option Agreement, dated November 9, 2005, by and between Source Energy Corporation and Craig Carpenter.
10.12	(7)	Second Amendment to Loan and Security Agreement with Comerica Bank
10.13	(6)	Security Purchase Agreement relating to 15% Convertible Secured Promissory Notes
10.14	(6)	Form of 15% Convertible Secured Promissory Note
10.15	(6)	Registration Rights Agreement
10.16	(6)	Form of Common Stock Purchase Warrant
10.17	(8)	Asset Purchase Agreement dated November 8, 2006, by and between Creditdiscovery, LLC, Randall L. Sargent, Ralph H. Smith and Innuity, Inc.
10.18	(8)	Asset Purchase Agreement dated November 8, 2006, by and between Acquirint, LLC, Randall L. Sargent, Ralph H. Smith and Innuity, Inc.
10.19	†	Registration Rights Agreement between Innuity, Inc. and Creditdiscovery, LLC, dated December 22, 2006.
10.20	†	Registration Rights Agreement between Innuity, Inc. and Acquirint, LLC, dated December 22, 2006.
10.21	†	Lease Agreement dated November 2, 2006, by and between Bryan & Mary Lou Chesledon and Innuity, Inc.
10.22	†	Stock Purchase Agreement dated December 29, 2006, by and between Seaport Ventures and Innuity, Inc.
10.23	†	Stock Purchase Agreement dated December 29, 2006, by and between Maryanne Dennis and Innuity, Inc.
10.24	†	Stock Purchase Agreement dated December 29, 2006 by and between John and Maryanne Dennis Foundation and Innuity, Inc.
10.25	†	Settlement Agreement dated January 31, 2007 by and among Vista.com; Ticketmaster, doing business as Citysearch.com; and John Wall.
21.0	†	Subsidiaries of Innuity, Inc.
31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on October 24, 2005.

(2)	Incorporated by reference to our Form 10-SB registration statement filed on January 26, 2000.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on November 10, 2005.

(4)	Incorporated by reference to our Annual Report on From 10-KSB for the year ended December 31, 2005, filed on March 23, 2006.

(5)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, filed on May 15, 2006.

(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on August 4, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed on November 6, 2006.

(8)	Incorporated by reference to our Current Report on Form 8-K filed on November 13, 2006.

Item 14.	Principal Accountant Fees and Services

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

Date: March 5, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. WALL John R. Wall	Chief Executive Officer (Principal Executive Officer), Chairman of the Board, Treasurer and Secretary	March 5, 2007

/s/ ROBERT K. BENCH Robert K. Bench	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2007

/s/ KEITH A. CANNON Keith A. Cannon	Director	March 5, 2007

/s/ JOHN R. DENNIS John R. Dennis	President, Director	March 5, 2007

/s/ HAROLD H. KAWAGUCHI Harold H. Kawaguchi	Director	March 5, 2007

/s/ MARVIN A. MALL Marvin A. Mall	Chief Operating Officer, Director	March 5, 2007

/s/ GREG M. STEVENSON Greg M. Stevenson	Director	March 5, 2007

INNUITY, INC. AND SUBSIDIARIES

Hansen, Barnett & Maxwell, p.c. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Innuity, Inc.

We have audited the accompanying consolidated balance sheets of Innuity, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innuity, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, has suffered losses from operations, has negative cash flows from operating activities, has negative working capital and a capital deficiency. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 2, 2007

INNUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$307,483	$696,997
Settlement deposits	467,078	529,900
Settlement receivable, net of allowance for doubtful accounts of $12,864 and $47,939, respectively	173,098	254,499
Trade accounts receivable, net of allowance for doubtful accounts of $115,693, and $254,106, respectively	1,318,773	1,848,819
Inventories, net of allowance for obsolete inventory of $226,656 and $115,141, respectively	486,736	522,600
Prepaid royalty	—	1,247,246
Other current assets	184,891	209,813

Total Current Assets	2,938,059	5,309,874

Property and equipment, net	901,318	347,724
Intangible Assets, net	1,670,582	2,370,714
Goodwill	1,833,220	1,833,220

Total Assets	$7,343,179	$9,861,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade accounts payable	$2,587,227	$1,595,272
Accrued salaries and wages	612,745	406,036
Merchant settlement payable	453,596	774,975
Accrued liabilities	1,229,872	492,661
Deferred revenues	2,543,397	1,859,971
Line of credit	699,365	489,515
Related party notes payable, current portion, net of discount of $2,700 and $2,700, respectively	658,105	658,106
Long-term debt, current portion	1,294,529	1,215,000
Capital lease obligations, current portion	142,972	36,420

Total Current Liabilities	10,221,808	7,527,956
Long-Term Liabilities
Related party notes payable, net of discount of $248,357 and $22,944, respectively	330,832	1,470,867
Long-term debt, net of discount of $0 and $254,087, respectively	180,126	3,397,563
Capital lease obligations	190,024	52,102

Total Long-Term Liabilities	700,982	4,920,532

Total Liabilities	10,922,790	12,448,488

Commitments and Contingencies (Notes 8, 10 and 11)
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 20,741,538 shares and 16,371,289 shares issued and outstanding, respectively	5,185	4,093
Additional paid-in capital	32,897,053	26,430,420
Deferred compensation	—	(1,013,308)
Accumulated deficit	(36,481,849)	(28,008,161)

Total Stockholders’ Deficit	(3,579,611)	(2,586,956)

Total Liabilities and Stockholders’ Deficit	$7,343,179	$9,861,532

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005

Revenues
Product sales	$8,760,588	$3,849,581
Services	12,923,691	8,616,020

Total revenues	21,684,279	12,465,601
Operating expenses
Cost of product sales	6,761,494	2,743,334
Cost of services	7,261,588	4,106,526
General and administrative	6,634,587	7,695,290
Selling and marketing	5,313,385	3,484,548
Research and development	1,423,679	1,240,527
Royalty expense	1,247,246	1,662,994
Amortization expense	958,045	628,893

Loss from operations	(7,915,745)	(9,096,511)

Other income (expense)
Gain on sale of assets	—	24,791
Other income	69,984	—
Interest expense	(627,927)	(294,310)

Total other income (expense)	(557,943)	(269,519)

Net Loss	$(8,473,688)	$(9,366,030)

Basic and Diluted Loss Per Common Share	$(0.43)	$(1.02)

Basic and Diluted Weighted-Average Common Shares Outstanding	19,555,243	9,184,411

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

	Series A							Total
	Preferred Stock		Common Stock		Additional	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Deficit	Deficit

Balance — January 1, 2005	4,635,948	$4,387,114	2,597,753	$649	$13,500,506	$(663,758)	$(18,642,131)	$(1,417,620)

Preferred Series A stock issued for cash	25,000	25,000	—	—	—	—	—	25,000
Issuance of common stock for buyout of royalty agreement, $0.90 per share	—	—	1,500,000	375	1,349,625	—	—	1,350,000
Issuance of common stock to Directors and Officers, $0.90 per share	—	—	3,074,789	769	2,766,541	—	—	2,767,310
Issuance of common stock for accrued bonus, $0.912 per share	—	—	209,142	52	190,686	—	—	190,738
Issuance of common stock for purchase of Jadeon, Inc., $0.912 per share (Note 14)	—	—	2,134,340	534	1,945,984	—	—	1,946,518
Issuance of common stock for purchase of 10X Marketing, $0.912 per share (Note 14)	—	—	630,000	158	574,402	—	—	574,560
Issuance of common stock to Leasing Company, $1.956 per share	—	—	70,000	18	136,902	—	—	136,920
Issuance of common stock to Directors and Officers, $1.956 per share	—	—	93,175	23	182,227	—	—	182,250
Issuance of common stock for purchase of Source Energy			904,451	226	(181,003)			(180,777)
Conversion of Series A Preferred Stock	(4,660,948)	(4,412,114)	4,660,948	1,165	4,410,949	—	—	—
To record beneficial conversion feature on convertible notes	—	—	—	—	301,189	—	—	301,189
Stock options and warrants exercised	—	—	496,691	124	38,150	—	—	38,274
Stock options and warrants issued for services	—	—	—	—	130,454	—	—	130,454
Amortization of deferred compensation	—	—	—	—	—	734,258	—	734,258
Stock options issued to employees	—	—	—	—	1,557,393	(1,557,393)	—	—
Stock options forfeited	—	—	—	—	(473,585)	473,585	—	—
Net loss	—	—	—	—	—	—	(9,366,030)	(9,366,030)

Balance — December 31, 2005	—	—	16,371,289	4,093	26,430,420	(1,013,308)	(28,008,161)	(2,586,956)

Reclassification of deferrred compensation (note 13)	—	—	—	—	(1,013,308)	1,013,308	—	—
Issuance of common stock for conversion of convertible debt, $1.50 per share (Note 7)	—	—	3,283,295	821	4,923,991	—	—	4,924,812
Issuance of common stock for a potential acquisition target, $3.20 per share	—	—	143,000	36	457,564	—	—	457,600
Issuance of common stock to an employee as part of a severance package, $2.00 per share	—	—	8,000	2	15,998	—	—	16,000
Issuance of stock for settlement of registration right liability, $0.60 per share (note 9 )	—	—	100,000	25	59,975	—	—	60,000
Issuance of common stock for services, $0.60 per share	—	—	125,000	31	74,969	—	—	75,000
Stock issued for purchase of Credit Discovery, $0.59 per share (Note 14)	—	—	454,000	114	267,746	—	—	267,860
Stock options and warrants exercised	—	—	256,954	63	6,035	—	—	6,098
Stock warrants issued for extension of Line of Credit	—	—	—	—	24,142	—	—	24,142
Discount on convertible note	—	—	—	—	332,232	—	—	332,232
Non-cash share based compensation expense on options	—	—	—	—	1,317,289	—		1,317,289
Net loss	—	—	—	—	—	—	(8,473,688)	(8,473,688)

Balance — December 31, 2006	—	$—	20,741,538	$5,185	$32,897,053	$—	$(36,481,849)	$(3,579,611)

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ending December 31,
	2006	2005

Cash flows from operating activities
Net loss	$(8,473,688)	$(9,366,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,242,664	865,098
Accretion of discount on notes payable	360,907	105,539
Non-cash share based compensation	1,317,289	734,258
Common stock and warrants issued for services	632,744	3,028,318
Bad debt provision	366,053	32,000
Expense for prepaid royalties	1,247,246	1,662,994
Gain on sale of assets	—	(24,791)
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	62,822	(380,748)
Trade accounts receivable	188,564	(388,506)
Settlement receivable	56,830	(212,961)
Inventories	35,864	(183,812)
Other current assets	24,922	(36,982)
Trade accounts payable	991,955	347,196
Merchant settlement payable	(321,379)	262,981
Accrued salaries and wages	206,709	73,238
Deferred revenues	683,426	(2,025)
Accrued liabilities	935,937	(52,819)

Total adjustments	8,032,553	5,828,978

Net cash used in operating activities	(441,135)	(3,537,052)

Cash flows from investing activities
Purchase of property and equipment	(178,496)	(109,320)
Change in restricted cash	—	300,151
Purchase of intangible assets	—	(55,000)
Purchase of Jadeon, Inc.	—	498,822
Purchase of Source Energy, Inc.	—	144,014
Cash paid for purchase of Credit Discovery	(15,053)	—
Cash paid for purchase of Source Energy	—	(300,000)

Net cash provided by (used in) investing activities	(193,549)	478,667

Cash flows from financing activities
Proceeds from related party notes payable	345,000	—
Proceeds from convertible note	—	3,514,007
Increase in lines of credit	209,850	489,515
Payments on related party notes payable	(185,187)	(595,232)
Payments on long-term debt	(30,528)	(107,508)
Payments on capital lease obligations	(100,062)	(11,514)
Proceeds from issuance of Series A preferred stock	—	25,000
Proceeds from exercise of options and warrants	6,097	30,043
Common stock issued for cash	—	223,627

Net cash provided by financing activities	245,170	3,567,938

Net increase (decrease) in cash and cash equivalents	(389,514)	509,553
Cash and cash equivalents at beginning of year	696,997	187,444

Cash and cash equivalents at end of year	$307,483	$696,997

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2006	2005

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$85,733	$42,464
Noncash investing and financing activities
Issuance of options and warrants	$—	$1,557,392
Stock options forfeited	—	473,584
Exercise of warrants for settlement of liabilities	—	8,231
Issuance of note payable for purchase of intangible assets	—	45,000
Note payable issued as prepayment of royalties	—	1,824,471
Common stock issued as prepayment of royalties	—	1,350,000
Common stock issued for settlement of certain liabilities	—	230,727
Series A preferred stock converted to common stock	—	4,412,114
Discount on notes payable	332,232	273,497
Conversion of old note and accrued interest to new convertible note	—	137,644
Conversion of related party note payable to convertible note	—	1,074,434
Acquisition of property and equipment under terms of capital lease agreements	344,536	93,179
Convertible debt converted to common stock	4,726,085	—
Accrued interest converted to common stock	198,727	—
Reclassification of deferrred compensation to additional paid in capital in accordance with Statement of Financial Accounting Standards No. 123R	1,013,308	—
Purchase of software with note	290,182	—
Purchase of Jadeon (see Note 14)
Fair value of assets acquired	—	5,602,842
Liabilities assumed	—	(3,656,324)
Common stock issued	—	(1,946,518)
Purchase of 10X Marketing (see Note 14)
Fair value of assets acquired	—	700,906
Liabilities assumed	—	(126,346)
Common stock issued	—	(574,560)
Purchase of Source Energy (see Note 1)
Fair value of assets acquired	—	194,223
Cash paid for acquisition	—	(300,000)
Liabilities assumed	—	(75,000)
Common stock issued	—	180,777
Purchase of Credit Discovery/Acquirint (see Note 14)
Fair value of assets acquired	282,914	—
Liabilities assumed	15,054	—
Common stock issued	297,968	—
Sale of Source Energy Assets (see Note 1)
Forgiveness of debt	—	(75,000)
Value of assets sold	—	50,209
Gain on sale of assets	—	(24,791)

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vista.com, Inc. (“Vista”) was incorporated in August 1999 in the State of Washington.

On November 9, 2005 Vista completed and closed an agreement and plan of merger dated as of October 21, 2005 with Source Energy Corp. (“Source”), whereby Vista Acquisition Corp. (“Merger Sub”), a Washington Corporation and wholly owned subsidiary of Source was merged with and into Vista. The shareholders of Vista exchanged all of the outstanding Vista common shares for 15,466,838 common shares of Source on a one-for-one share exchange basis. Because the shares issued to Vista’s shareholders in the transaction represented a controlling interest, the transaction has been accounted for as a recapitalization or reverse merger with Vista being considered the acquirer for accounting purposes. Accordingly, the historical consolidated financial statements include the results of operations and cash flows of Vista prior to November 9, 2005, and the consolidated operations and cash flows of Vista, Source, and other consolidated subsidiaries subsequent to November 9, 2005.

As consideration for the merger transaction, Vista issued Source’s shareholders 904,451 shares of Vista common stock and paid $300,000 in finders’ fees to four individuals. In addition, the then current officers and directors of Source resigned effective as of the date of the merger and the directors and officers of Vista were appointed as Source’s officers and directors. On December 9, 2005, Source changed its name to Innuity, Inc. Innuity hereinafter is referred to as “the Company.”

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

Nature of Operations — Innuity, Inc. is Software as a Services company that designs, acquires and integrates applications to deliver solutions for small business. The Company delivers its information system solutions through its Innuity Velocitytm Internet technology platform. Employing proprietary technology and integration processes, the Velocity platform provides small businesses the opportunity to choose applications that are right for their businesses — individually or as an integrated package — with minimum initial start-up costs and maintenance. With the Company’s use-based pricing, small businesses pay a monthly subscription fee for the applications or integrated packages they choose to buy.

The Company currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The Promotion division connects businesses with customers who are most likely to buy their particular products and services — helping generate new customers for small businesses as well as grow existing customer revenue. Applications include local search, pay-per-click campaign management, search engine optimization, link recruitment, conversion rate enhancement, search engine submission, web analytics tools, domain name registration, business and eCommerce websites and email.

The Commerce division provides all the operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include point-of-sale hardware, software and related services; merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment; and business cash advances.

The Company’s operations are located in California, Utah, and Washington. The Promotions division’s operations are carried out through its Website Services business line (which includes the Company’s wholly-owned subsidiary, Vista) and its Search Engine Marketing Agency business line (which includes the Company’s wholly-owned subsidiary, 10x Marketing LLC, a Utah limited liability company). On October 31, 2006, 10x Marketing LLC was dissolved and its assets and operations were transferred to Vista.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Commerce division’s operations are carried out through its In-Store Systems business line (which includes the Company’s wholly-owned subsidiary Jadeon, Inc., a Nevada corporation) and Merchant Services business line. The Merchant Services business line does business under the names of Merchant Partners and Innuity, Inc. dba Merchant Partners.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company, all its subsidiaries and other entities in which the Company has a controlling financial interest. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised, the Company is required to consolidate any variable interest entities for which it is the primary beneficiary; however as of December 31, 2006, there were none. All significant intercompany transactions and accounts are eliminated in consolidation.

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

Revenue Recognition — The Company recognizes revenue when customers are billed or when payment is received (for debit/credit card and ACH arrangements) from customers for services that have been provided and goods or products have been delivered. In the case where a long-term project is undertaken, revenue is recognized according to the terms of the contract or based on the percentage of completion method. These revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer no longer has the right of return, the fee is fixed or determinable and collection has been made or is probable.

Under multiple element arrangements, where each element is separately stated, sold and priced, revenue is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is recognized using the residual method. Under the residual method, a delivered element without VSOE of fair value is recognized as revenue if all undelivered elements have VSOE of fair value.

The Company records revenue from four major sources of activities and services:

Subscriptions and Maintenance Support — Includes monthly subscription fees for the use of online applications and services and periodic maintenance service agreements (providing the customer with technical and systems support). Subscriptions for online applications and services include the following: website design and hosting, customer and partner setup, customer and partner support, domain names, search engine optimization, technology licenses and fixed gateway fees. The Company recognizes these revenues each month or ratably over the contract period as services are performed. If the customer pays in advance of the services or support, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the service and/or support is provided.

Transaction Processing and Affiliate (Reseller) Programs — Includes debit/credit card and ACH processing fees (both fixed amounts charged for each transaction and discount fees based on a percentage of the transaction value), financing fees, merchant fees, traffic (online visits to a customer’s website), ATM fees, and fees derived from providing affiliates/partners with gateway related services. These fees can be generated directly by Company operations or through an affiliate agreement. These revenues are recognized at the time the transaction has been completed and funds have been posted to the Company’s account or at the time of payment by the affiliate. If the customer pays in advance for processing services, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the services are provided.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Services — Includes contractual agreements where the customer agrees to pay based on time and/or materials for a specific project or period. Customers may be billed or their debit/credit cards charged before or after services have been rendered (depending on contractual arrangement). These revenues are recognized as work is completed and/or contractual milestones are met. If the customer pays in advance of the services, the advance payment is recorded as deferred revenue and amortized as the work is completed and/or contractual milestones are met. Revenue is recognized for long-term contracts based on the milestones established within the terms of the contract or the percentage of completion method.

Systems Sales — Includes point-of-sale hardware, software and services (collectively, POS systems) related to the procurement, staging, installation, implementation and ongoing support services of the POS systems. Revenues are recognized from the sale of POS systems at the time the customer takes possession of and title to the equipment and software and the customer has no further right of return. Revenues are recognized from installation when the system has been installed and we have no further obligations.

Cash and Cash Equivalents — The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2006 and 2005, the Company had cash and deposit balances in excess of federally insured limits of $572,831 and $943,151, respectively.

Settlement Accounts — Settlement deposits represent cash received by the Company and held for payment of settlements payable to merchant customers. Settlement receivables represent amounts receivable from the banks from ACH and credit/debit card processing transactions for merchant customers.

Trade Account Receivable — The Company sells systems and provides services mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible. Allowances are provided for uncollectible accounts when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment plus a provision for non-customer specific defaults based upon historical collection experience. At December 31, 2006 and 2005, the allowance for doubtful accounts was $115,693 and $254,106, respectively. For the years ended December 31, 2006 and 2005, bad debt expense totaled $366,053 and $32,000, respectively.

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

These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, client inventory levels or competitive conditions differ from expectations. At December 31, 2006 and 2005, the Company had an allowance for obsolete inventory of $226,656 and $115,141, respectively. During the years ended December 31, 2006 and 2005 the Company recorded obsolescence expense of $111,515 and $12,385, respectively.

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

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains or losses on dispositions of property and equipment are included in the results of operations. The following table shows the estimated service lives of the various categories of assets:

Estimated
Service Lives
in Years

Infrastructure — computer equipment	3-5
Other computer equipment	3-5
Software	2-5
Capital leases	3
Furniture and fixtures	2
Leasehold Improvements	3

Intangible Assets and Goodwill — Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions (see Note 14). Intangible assets are amortized using the straight-line method over their estimated useful lives. Goodwill consists of the excess of the purchase price for businesses acquired over the fair value of identified assets acquired, net of liabilities assumed. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Intangible Assets,” goodwill is not amortized, but is tested at least annually for impairment using a two-step process that begins with an estimation of the fair values of the reporting units giving rise to the goodwill. Intangible assets are evaluated at least annually or when events or circumstances arise that indicate the existence of impairment.

Computer Software Costs — In its operations, the Company has spent significant resources in developing the software that enables small businesses to build their own websites and transact business over the Internet. In accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company charges all development costs to research and development until technological feasibility has been established. Technological feasibility has been established when a detail program design has been completed, or the completion of a working model. After reaching technological feasibility, additional software costs are capitalized until the software is available for general release to the customers. The Company has made the software available to the end user immediately after technological feasibility has been established; therefore, no costs associated with producing the software have been capitalized. As of December 31, 2006 and 2005, the Company had a balance in software costs of $391,023 and $604,232, respectively, which consisted of software purchased in the Merchant Partners acquisition (Note 14) and the 10x Marketing acquisition (Note 14). These software costs are being amortized over a five and three year period respectively. The amortization of these software costs during the years ended December 31, 2006 and 2005 was $213,209 and $186,080, respectively.

Advertising costs — The Company advertises through trade shows, direct mailers and online advertising. Advertising costs are expensed when incurred. Advertising expense was $131,087 and $99,384 for the years ended December 31, 2006 and 2005, respectively.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in determining whether the value of the assets are recoverable. No impairment was necessary during the years ended December 31, 2006 and 2005.

Deferred Revenue — Deferred revenue represents amounts collected prior to complete performance of professional services and customer support services. This revenue is recognized when the services are performed.

Stock-Based Compensation — As of December 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 13. In December 2004, FASB issued SFAS No. 123R,

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Share-Based Payment” (SFAS 123R). SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). During the year ended December 31, 2006, the Company recognized $1,317,289 of expense relating to the issuance of stock options to employees under SFAS 123R. During the year ended December 31, 2005, the Company recognized compensation expense relating to the amortization of deferred compensation expense for previously issued stock options and warrants under APB 25 of $734,258. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, for the year ended December 31, 2005, to stock-based employee compensation:

For the Year Ended December 31,	2005

Net loss, as reported	$(9,366,030)
Add: Stock-based employee compensation expense included in net loss	734,258
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,015,010)

Pro forma net loss	$(9,646,782)

Basic and diluted loss per common share as reported	$(1.02)

Basic and diluted loss per common share pro forma	$(1.05)

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005:

2005

Expected dividend yield	—
Risk free interest rate	4.15%
Expected volatility	97%
Expected life	5.0 years
Weighted average fair value per share	$1.33

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

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loss Per Share — Basic loss per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable. The Company had 3,042,859 and 5,782,519 in potentially issuable common shares at December 31, 2006 and 2005, respectively. The potentially issuable common shares at December 31, 2006 and 2005 were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

New Accounting Standards — In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29” (SFAS 153). The Company adopted the provisions of SFAS 153 in January 2006. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections-an amendment to APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3” (SFAS 154). The Company adopted the provisions of SFAS 154 in January 2006. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company will be required to adopt this Interpretation as of January 1, 2007. The Company is still evaluating the impact of the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

going concern. However, the Company sustained losses of $8,473,688 and $9,366,030 for the years ended December 31, 2006 and 2005, respectively and had negative cash flows from operations of $441,135 and $3,537,052, respectively. As of December 31, 2006 and 2005, the Company had an accumulated deficit of $36,481,849 and $28,008,161, respectively, a working capital deficit of $7,283,749 and $2,218,082, respectively and a total stockholders’ deficit of $3,579,611 and $2,586,956, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to acquire additional capital from investors, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. In order to mitigate the risks relative to the Company’s ability to continue as a going concern, the Company intends to aggressively pursue additional distribution partners who have established small-business customer bases, to explore potential acquisitions of companies that can bring incremental increases in customers and revenues and to pursue additional debt and/or equity financing. There can be no assurance that management’s plans will materialize, be successful or be on terms acceptable to the Company.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2006 and 2005:

			Estimated
			Service Lives
	2006	2005	in Years

Infrastructure — computer equipment	$796,576	$770,441	3-5
Other computer equipment	54,212	54,212	3-5
Software	462,523	117,786	2-5
Equipment under capital lease obligations	437,614	93,179	3
Furniture and fixtures	53,137	43,282	2
Leasehold Improvements	113,052	—	3

	1,917,114	1,078,900
Less: accumulated depreciation	1,015,796	731,176

Property and Equipment, Net	$901,318	$347,724

The useful life of the leasehold improvements is less than the length of the lease. Depreciation expense for the years ended December 31, 2006 and 2005 was $284,620 and $236,205, respectively.

NOTE 4 — CUSTOMER CONTRACTS

On September 1, 2003, the Company acquired, from an unrelated company, customer contracts for certain end-user websites. The Company believes the unrelated company did not fulfill its obligation to the Company under the marketing portion of the agreement and discontinued payments in September 2004. In January 2007, the Company entered into a settlement agreement with the third party whereby the Company was to pay the third party $600,000 for all amounts due pursuant to the contract. The payment of the $600,000 per the settlement agreement was due and payable on January 31, 2007 and subsequently extended to February 28, 2007 for an additional $6,000. The Company is currently in default of the settlement agreement and the full amount of outstanding payments pursuant to the contract ($1,200,000) is included as a note payable in the accompanying consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — INTANGIBLE ASSETS AND GOODWILL

Intangible Assets — The following table summarizes the gross carrying amounts and the related accumulated amortization of all amortizable intangible assets except goodwill as of December, 31:

		2006		2005
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Acquired software	3-5 years	$1,198,813	$549,876	$940,900	$336,558
Domain name registration	1 year	100,000	100,000	100,000	58,333
Distribution rights	3 years	32,000	16,446	32,000	5,778
Customer contracts and relationships	3 years	2,077,179	1,071,088	2,077,179	378,696

Total		$3,407,992	$1,737,410	$3,150,079	$779,365

Total amortization expense related to intangible assets was $958,045 in 2006 and $628,893 in 2005. Total estimated annual amortization expense for the years ending 2007 through 2009 is shown in the following table:

Year Ending December 31,

2007	$1,002,349
2008	582,263
2009	85,970

$1,670,582

Goodwill — During June 2005, the Company recorded $1,833,220 of goodwill in conjunction with the purchase of Jadeon, Inc. In accordance with the requirements of SFAS No. 142, the Company does not amortize goodwill. SFAS No. 142 requires the Company to periodically perform tests for goodwill impairment, at least annually, or sooner if evidence of possible impairment arises. The Company performs its annual impairment tests as of December 31, using a two-step process that begins with an estimation of the fair values of the goodwill. Step 1 of impairment testing consists of determining and comparing the fair values of the reporting units to the carrying values of those reporting units. If step 1 fails for any of the reporting units, indicating a potential impairment, the Company would be required to complete step 2, which is a more detailed test to calculate the implied fair value of goodwill, and compare that value to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is required to be recorded.

The Company has performed step 1 impairment tests of recorded goodwill as of December 31, 2006, all of which indicated that the fair values of the reporting units exceeded their carrying values. Accordingly, step 2 of the impairment tests was not required to be performed, and no impairment charge was necessary.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005

Merchant reserve	$369,023	$175,264
Accrued interest	187,099	234,662
Sales tax payable	148,087	35,457
Partner payments	102,021	24,603
Penalties	267,000	—
Accrued rent	63,447	—
Other	93,195	22,675

Total	$1,229,872	$492,661

NOTE 7 — LONG-TERM DEBT

From June 2005 through September 2005, the Company received cash of $3,514,007 in exchange for issuing 8% convertible notes that mature two years from the date the monies were received, net of a beneficial conversion feature of $301,189. As of December 31, 2005, accrued interest on the notes payable was $234,662. During the first quarter of 2006, the principal balance of these notes and accrued interest totaling $4,924,812 were converted into 3,283,295 shares of common stock.

From April through July 2006, the Company received cash of $345,000 in exchange for issuing 15% convertible notes that mature two years from the date the monies were received. The convertible notes are convertible into common shares at the rate of one share for each $1.50 of principal and accrued interest at the option of the note holder. For each $1,000 of notes subscribed for, each investor received 200 warrants to purchase common stock at an exercise price of $0.01 per share. These warrants expire two years after the issue date of the notes or thirty days after the closing bid price of the Company’s common stock is greater than $3.00 per share for twenty consecutive days and the average daily trading volume is at least 40,000 shares of common stock. At the date the monies were received the fair value of the note was allocated as follows:

Proceeds	$345,000
Debt discount for warrants	(116,309)
Debt discount for beneficial conversion feature	(215,923)

Net value of debt at issuance	$12,768

The warrants issued had a weighted average volatility of 140%, weighted average risk free interest rate of 5.13% and an assumed life of two years. The discount on the note is being amortized over the life of the note which is two years. During the year ended December 31, 2006 the amount of discount amortized to interest expense was $104,119.

Line of Credit — On February 18, 2005, the Company secured a line of credit from a commercial bank. The total amount of the line of credit was originally $1,500,000 and was secured by the assets of the Company and a personal guaranty of the CEO of the Company. In August 2006, the line of credit was reduced to $600,000. Interest accrues on the line of credit outstanding balance at a variable rate equal to the bank’s prime rate, which was 8.25% at December 31, 2006. In the event of default, the bank may declare the line of credit due and payable in full. At December 31, 2006, this credit line had expired and the outstanding balance on the line of credit and the amount borrowed was $599,515.

The Company also has a second line of credit with another bank for up to $100,000. Interest accrues on the line of credit outstanding balance at a variable rate equal to prime plus 3.75%, or 12% at December 31, 2006. The line is unsecured. At December 31, 2006, the outstanding balance on the line of credit and the amount borrowed was $99,850.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005

Non-interest bearing note payable to an unrelated party, interest imputed at 8%, in default	$1,200,000	$1,200,000
Convertible notes payable to individuals, net of $0 and $254,807 of unamortized discount, accrued interest and principal settled for 2,532,624 shares of common stock in 2006	—	3,397,563
Non-interest bearing note payable to an individual, settled in 2006	—	15,000
Note payable to an unrelated party, interest imputed at 2.49%, matures October 2009, monthly payments of $8,357 beginning October 2006, unsecured	274,655	—

Total debt	$1,474,655	$4,612,563
Less current maturities	(1,294,529)	(1,215,000)

Long-term debt	$180,126	$3,397,563

The following is a schedule of future minimum payments of long-term debt at December 31, 2006:

Year Ending December 31,

2007	$1,294,529
2008	96,910
2009	83,216

Total	$1,474,655

Related party notes payable consists of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005

Notes payable to a shareholder, interest at 12%, due on demand, in default, unsecured	$200,000	$200,000
Convertible note payable to a related party, accrued interest and principal settled for 750,671 shares of common stock in 2006	—	1,074,434
Note payable to former owner of Jadeon, interest at 5%, minimum payment of $45,000 quarterly, matures June 2016, net of discount of $22,944 and $25,644, unsecured	391,244	573,734
Note payable to a related party, interest at 12%, matures December 2009, monthly payments of $13,468 beginning September 2005, in default, unsecured	280,805	280,805
Convertible note payable to related parties, interest at 15%, matures beginning April 2008, net of discount of $228,112 and $0, unsecured	116,888	—

Total related party notes payable	$988,937	$2,128,973
Less current maturities	(658,105)	(658,106)

Long-term related party notes payable	$330,832	$1,470,867

Subsequent to December 31, 2006, the $280,805 of 12% related party notes payable that were in default noted above were exchanged for shares of the Company’s common stock (see Note 16). The following is a schedule of

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future minimum payments of related party notes payable (excluding the $280,805 of notes payable that were exchanged for common stock) at December 31, 2006:

Year Ending December 31,

2007	$377,300
2008	276,644
2009	54,188

Total	$708,132

NOTE 8 — LEASES

The Company conducts a substantial portion of its operations utilizing facilities under operating lease agreements. The Company also leases equipment under capital leases. The following is a schedule of future minimum lease payments at December 31, 2006:

	Capital	Operating
Year Ending December 31,	Leases	Leases

2007	$164,596	$524,999
2008	149,268	445,638
2009	58,794	255,976
2010	—	236,977
2011	—	246,456
Thereafter	—	612,892

Total future minimum lease payments	$372,658	$2,322,938

Less: amount representing interest	39,662

Total capital lease obligations	332,996
Less: current portion	142,972

Capital lease obligations, net of current portion	$190,024

During the years ended December 31, 2006 and 2005, the Company recorded fixed assets under capital leases totaling $344,536 and $93,179, respectively. The Company has recorded $92,109 and $12,064, respectively of depreciation expense during the years ended December 31, 2006 and 2005 on these capital leases.

Rental expense for operating leases for the years ending December 31, 2006 and 2005 were $566,721 and $354,613, respectively.

NOTE 9 — RELATED PARTY TRANSACTIONS

Buyout of Royalty Agreement — On January 1, 2005, a royalty agreement that was part of the consideration of a business acquisition in 2004 (Merchant Partners) was terminated. In exchange for accrued royalties of $114,231 and for future payments due under the royalty agreement, the Company issued an 8% note payable in the amount of $1,824,471 and also issued 1,500,000 shares of the Company’s common stock at a price of $0.10 per share. Of the 1,500,000 shares of common stock issued, 750,000 went to three members of Merchant Partners who are employees of the Company (including two of which are officers and directors). The Company received a $75,000 subscription receivable from the three members of Merchant Partners who are also employees of the Company and $75,000 in cash from the other members for the sale of the common stock.

The determined value of the common stock issued for the termination of the royalty agreement was $0.90 per share. The difference between the value of these shares and the purchase price of $0.10 per share ($1,200,000) was

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as a prepaid royalty along with the un-accrued portion of the note payable ($1,824,471 note payable less $114,231 of royalties already accrued). The Company received payment for the subscription receivable in the form of $50,000 of cash and a $25,000 reduction of accrued salaries. The prepaid royalty was amortized over a 21 month period from January 2005 through September 2006.

Common Stock Issued for Services — On April 14, 2005, the Company issued 209,142 shares of common stock to an entity controlled by an officer and director of the Company for $0.10 per share when the fair value was $0.912 per share. As a result, $171,664 of additional compensation expense was recorded. The purchase price was paid by the settlement of $20,914 of accrued compensation expense related to the individual.

On November 21, 2006, two parties, one of which is affiliated with the President of the Company and one of which is affiliated with the CFO of the Company, purchased, from a third party, a total of 143,000 shares of stock that were subject to a $50,000 penalty for non-registration of the shares (see Note 12). As consideration for the purchase of the shares from the third party and the cancellation of the registration rights and penalty, these related parties were granted a total of 100,000 shares of common stock. The Company recorded additional expense of $10,000 for the difference between the value of the 100,000 shares of common stock issued to the related parties and the accrued penalty of $50,000.

Common Stock issued to Officers and Directors — In March of 2005, the Company issued 3,074,789 shares of common stock to officers and directors of the Company for $0.10 per share. The fair value of the stock issued was $0.90 per share or $2,767,310. Of the shares issued, 1,228,340 shares were issued for $122,834 of cash and 1,846,449 shares were issued for the settlement of accounts payable and accrued wages totaling $184,645. In association with this stock issuance, 703,374 stock options that were issued in August 2004 were cancelled and $423,533 of unvested non-cash deferred compensation was reversed. As a result of this issuance, $2,459,831 of non-cash compensation expense was recorded.

In September 2005, an additional member was added to the board of directors. This individual was issued 93,175 shares of common stock at a purchase price of $0.47 per share. The fair value of the stock issued was $1.956 per share or $182,250. These shares were issued for cash of $43,792 resulting in $138,458 of non-cash compensation expense being recorded.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

In August 2003, the Company entered into a Product Line Purchase Agreement with a third party to acquire a segment of its business related to creating and hosting end-user directory websites. In exchange for the transfer to the Company of the hosting business and certain other material consideration, the Company agreed to pay Citysearch.com $2,400,000. To date, $1,200,000 has been paid under this agreement. The Company believes that the third party has failed to fulfill its obligations under the purchase agreement and has breached certain material provisions of the agreement. As a result, in January 2006 the Company filed suit against the third party in the Superior Court of Washington for King County, seeking recovery of all monies paid pursuant to the purchase agreement. The third party removed the case to the United States District Court for the Western District of Washington, where it is currently pending. The third party has previously demanded payment of the unpaid balance of $1,200,000 and has asserted counterclaims in the pending litigation to attempt to recover those funds. This litigation is in the discovery phase with the trial date set for July 2007. The unpaid balance of $1,200,000 is included as notes payable in the accompanying consolidated balance sheets for 2006 and 2005.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	2006	2005

Deferred Income Tax Assets:
Amortization of Intangibles	$608,945	$321,193
Accrued liabilities	110,741	92,228
Reserves for bad debt and inventory obsolescence	132,495	155,611
Depreciation	28,814	9,861
FAS 123R	1,026,437	—
Net operating loss carryforward	9,691,085	7,315,901

Total Deferred Income Tax Assets	11,598,517	7,894,794
Valuation allowance	(11,598,517)	(7,894,794)
Net Deferred Income Tax Asset	$—	$—

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

As of December 31, 2006, the Company had net operating loss carryforwards for tax reporting purposes of approximately $26,000,000. These net operating loss carryforwards, if unused, begin to expire in 2019.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2006 and 2005:

	2006	2005

Benefit at statutory rate (34%)	$(2,881,054)	$(3,184,450)
Non-deductible expenses	188,625	19,892
Change in valuation allowance	3,703,723	3,472,592
Adjustment due to FAS 123R	(749,970)	—
State tax benefit, net of federal tax benefit	(261,324)	(308,034)

Net Benefit from Income Taxes	$—	$—

NOTE 12 — STOCKHOLDERS’ EQUITY

Exercise of Stock Options — During July 2005, the Company received $14,000 from employees exercising options to purchase 40,000 shares of common stock.

During 2006, employees of the Company exercised options to purchase 228,175 shares of common stock. Of the options exercised, options to purchase 210,444 shares of common stock were exercised in a cashless transaction whereby 191,931 shares were issued. The Company received $4,052 for the exercise of options to purchase 17,731 shares of common stock.

Common Stock issued for exercise of warrants — During 2005, warrants to purchase 456,691 shares of common stock were exercised for $8,231 of accrued salaries (195,431 shares) and cash of $16,043 (261,260 shares). During 2006, warrants to purchase 47,292 shares of common stock were exercised for $2,046 of cash.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Series A Preferred Stock Issued — During January 2005, the Company issued 25,000 shares of New Series A preferred stock for cash. The shares were issued for $1.00 per share and the total amount of cash received was $25,000.

Effective as of November 9, 2005, the date of the acquisition with Source, at which time the Company became subject to the reporting requirements of the Exchange Act of 1934, all 4,660,948 issued and outstanding shares of New Series A preferred stock were converted into 4,660,948 shares of common stock. The value of the shares converted was $4,412,114.

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

Common Stock issued for Services — On May 3, 2006, the Company issued 143,000 shares of common stock to the owner of a potential acquisition target to extend the initial purchase agreement. The acquisition never materialized and the value of the shares issued ($457,600 or $3.20 per share, which was the closing price of the Company’s common stock on May 3, 2006) was booked as an acquisition expense. The shares issued included registration rights that subjected the Company to a $5,000 per week penalty for each week ending after August 5, 2006 that the shares were not registered. The shares were repurchased on November 21, 2006 by two related parties (see Note 9) and the registration rights were cancelled. As consideration for the cancellation of the registration rights, a total of 100,000 additional shares were issued to the related parties.

On June 26, 2006, the Company issued 8,000 shares to a former employee as part of a severance package. The amount of expense booked was $16,000 or $2.00 per share.

On November 21, 2006, the Company entered into an agreement with a public relations firm. As consideration for entering into the agreement, the Company issued 125,000 shares of common stock. The amount of expense recorded was $75,000 or $0.60 per share.

NOTE 13 — SHARE BASED PAYMENTS

Stock Option Plan — The Company grants stock options to employees and non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan (“the Plan”). Vesting requirements for awards under this plan vary by individual grant and are time-based. The majority of the options granted under the Plan have a contractual life of 10 years. The total number of shares of common stock reserved for under the Plan is 4,440,466. As of December 31, 2006, options to purchase 2,159,911 shares of common stock were outstanding and options to purchase 1,973,011 shares of common stock were available for issuance.

Prior to January 1, 2006, the Company accounted for its stock option plan using the intrinsic value method of accounting provided under APB 25 and related interpretations, as permitted by SFAS 123. Under this method no compensation expense was recognized for stock option grants, with the exception of options accounted for under variable accounting that were determined to have an exercise price below the fair value of the Company’s underlying common stock as of the date of grant. Accordingly, share-based compensation has been included as a pro forma disclosure in the financial statement footnotes for the year ended December 31, 2005 (see Note 1).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under this transition method, compensation costs recognized during the year ended December 31, 2006 includes: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated.

SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and has therefore not recognized any excess tax benefits from the exercise of stock options.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the year ended December 31, 2006 were:

Dividend yield	0.0%
Expected Volatility	169%
Risk-free interest rate	4.64%
Expected term	5 years

Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summary presents information regarding outstanding options as of December 31, 2006 and changes during the year then ended with regard to all options:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Option	Price	Contract Term	Value

Outstanding at December 31, 2005	1,980,885	$0.38
Granted	678,000	$1.81
Exercised	(245,906)	$0.24
Forfeited or expired	(253,068)	$0.49

Outstanding at December 31, 2006	2,159,911	$0.83	8.42 Years	$232,189

Exercisable at December 31, 2006	1,116,886	$0.59	7.78 Years	$164,046

The weighted average grant-date fair value of options granted during the year ended December 31, 2006 was $1.65. The total intrinsic value of options exercised during the year ended December 31, 2006 was $459,180. Total share-based payment expense for the year ended December 31, 2006 was $1,317,289. No share-based payment costs were capitalized during the year ended December 31, 2006. As of December 31, 2006, there was $842,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.30 years.

Warrants — On April 20, 2005 the Company issued 50,000 warrants to purchase shares of the Company’s common stock. These warrants were issued to a company that has agreed to assist the Company in raising capital. The warrants are exercisable at $0.50 per share. The warrants are immediately exercisable and expire two years from the date of grant. The Company valued these issuances using the Black-Scholes method and recorded expense of $36,549. On September 7, 2005, the Company issued 19,780 warrants to purchase shares of the Company’s common stock to third parties for services. Of these warrants, 15,280 are exercisable at $1.50 per share and expire five years from the date of grant and 4,500 are exercisable at $1.00 per share and expire three years from the date of grant. All warrants vest immediately. The Company determined the value of these issuances using the Black-Scholes method and recorded expense of $24,783.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company issued 69,000 warrants to purchase shares of the Company’s common stock. These warrants were issued to investors in conjunction with the 2006 convertible note (see Note 7). These warrants are exercisable at $0.01 per share, vest immediately and expire two years from the date of grant. The issuance of these warrants resulted in a discount to the debt of $116,309. This is being amortized over the maturity of the notes which is from April to July 2008. The Company also issued 18,000 warrants to purchase shares of the Company’s common stock to a bank for an extension on a line of credit (see Note 7). The warrants are exercisable at $0.01 per share, vest immediately and expire two years from the date of grant. The Company valued this issuance using the Black-Scholes method and recorded expense of $24,142.

The fair value of stock warrants was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2006 and 2005:

	2006	2005

Expected dividend yield	—	—
Risk free interest rate	4.95%	3.76%
Expected volatility	140%	100%
Expected life	2.0 years	2.5 years
Weighted average fair value per share	$2.32	$0.47

A summary of the stock warrants outstanding and exercisable at December 31, 2006 follows:

	Warrants Outstanding
		Weighted-		Warrants Exercisable
	Number of	Average	Weighted-	Number of	Weighted-
	Warrants	Remaining	Average	Warrants	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.007 - $0.01	517,016	0.67 years	$0.007	517,016	$0.007
$0.50	50,000	0.29 years	0.50	50,000	0.50
$ 1.00 - $1.50	19,780	3.23 years	1.39	19,780	1.39

$0.007 - $1.50	586,796	0.72 years	$0.096	586,796	$0.096

NOTE 14 — ACQUISITIONS

Aloha Webservices acquisition — On May 15, 2005, the Company purchased the rights to register domain names from Aloha Webservices. This acquisition enabled the Company to register domain names directly. The Company paid $100,000 in the form of $55,000 cash and a $45,000 note payable in monthly installments of $5,000. In conjunction with this purchase, the Company recorded an intangible asset of $100,000 that was amortized over a one year period.

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

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the Company offered to five key Jadeon employees retention bonuses that could total approximately $2,500,000. Each of the employees, so long as they are an employee of Jadeon, is guaranteed a minimum payment to be made to them at the end of each quarter. The minimum amount to be paid out in total each quarter is $30,000. This minimum payment will be reduced if any of the key employees leave the Company. The payout is based on the lesser of a percentage of Jadeon’s quarterly revenue or a percentage of quarterly net income excluding amortization expense. In the event that calculated amounts are less than the guaranteed minimum quarterly payout, each of the employees covered under the retention bonuses will receive their allocated portion of the guaranteed minimum quarterly payment of $30,000. These payments will be expensed as incurred.

These employees also received a total of 295,000 options to purchase shares of the Company’s common stock. These options are exercisable at $0.47 per share and vest ratably over one year from the purchase date of Jadeon. These options expire 10 years from the date of the option grant.

The following supplemental pro forma information reflects the operations for the years ended December 31, 2005 as if Jadeon and 10x Marketing had been acquired as of January 1, 2005.

Year Ended
December 31,
2005

Revenue	$18,141,705
Net loss	$(9,265,948)
Net loss per share	$(0.89)

Credit Discovery/Acquirint acquisition — Effective November 9, 2006, Innuity, Inc. entered into an asset purchase agreement with Credit Discovery, LLC and Acquirint, LLC. (“Credit Discovery”) to acquire substantially all of the assets of Credit Discovery. The results of Credit Discovery operations are included in the consolidated financial statements from November 9, 2006. Credit Discovery develops and delivers web-based credit card processing products and services to the merchant acquiring business, banking and financial institutions.

The integration of Credit Discovery represented a strategic extension of the Company’s ability to provide products and services that support small business owners throughout their entire business cycle. The acquisition of this technology reduces the amount of time it takes to acquire a bank card customer and provides a life cycle management tool that reduces the ongoing maintenance and risk management costs associated with a merchant portfolio.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued 454,000 shares of common stock for the purchase of the net assets of Credit Discovery. The value of the shares issued was $267,860 or $0.59 per share. In addition, prior to the acquisition, the Company also assumed $15,053 of Credit Discovery liabilities.

The shares issued in the acquisition are covered under registration rights that require the Company to register the shares with the United States Securities and Exchange Commission (SEC). If a registration statement is not filed with the SEC and declared effective within 180 days after December 22, 2006 (closing date of the asset purchase agreement) the Company would be required to pay the sellers a total of $200,000 as liquidated damages. The potential liquidated damages have been accrued in the accompanying consolidated financial statements.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. At November 9, 2006, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Property and equipment	$25,000
Intangible asset	257,913

Total assets acquired	282,913

Current liabilities	(15,053)

Total liabilities assumed	(15,053)

Net Assets Acquired	$267,860

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

Promotion — This division provides services to small businesses that helps to connect them with customers who are most likely to buy their particular products and services — helping generate new customers for the small businesses as well as grow their existing customer revenue. Applications include local search, pay-per-click campaign management, search engine optimization, link recruitment, conversion rate enhancement, search engine submission, web analytics tools, domain name registration, business and eCommerce websites and email.

Commerce — This division provides services to small businesses that provide operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include point-of-sale hardware, software and related services; merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment; and business cash advances.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents certain segment information as of and for the year ended December 31, 2006:

	For the Year Ended December 31, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$3,428,804	$18,255,475	$—	$21,684,279
Depreciation and amortization	406,203	836,461	—	1,242,664
Interest expense	312,459	315,468	—	627,927
Segment loss	(4,334,162)	(4,139,526)	—	(8,473,688)
Segment assets	3,920,467	5,992,725	(2,570,013)	7,343,179

The following presents certain segment information as of and for year ended December 31, 2005:

	For the Year Ended December 31, 2005
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$2,987,494	$9,478,107	$—	$12,465,601
Depreciation and amortization	210,563	654,535	—	865,098
Interest expense	112,596	181,714	—	294,310
Segment loss	(4,620,642)	(4,745,388)	—	(9,366,030)
Segment assets	6,322,699	7,257,303	(3,718,470)	9,861,532

All of the Company’s revenues and assets were in the United States of America. The Company had one customer who made up 11% of total revenues in the commerce division for the year ended December 31, 2006 and no such customers for the year ended December 31, 2005.

NOTE 16 — SUBSEQUENT EVENTS

In January 2007, the Company entered into stock purchase agreements with three parties affiliated with an officer and director of the Company. Pursuant to the stock purchase agreements, the $280,805 of defaulted 8% related party notes payable discussed in Note 7, along with $42,684 of accrued interest were exchanged for 646,979 shares of the Company’s common stock in February 2007.