Form 10QSB
period 2007-03-31
INNUITY, INC. /UT/
filed 2007-05-10
CIK 1103645

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-29129
Innuity, Inc.
Exact Name of Small Business Issuer as
Specified in its Charter

Utah	87-0370820

(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at April 30, 2007

Common capital stock
$.00025 par value	29,029,665
Transitional Small Business Disclosure Format:
Yes ☐ No ☑

Innuity, Inc.
Quarterly Report on Form 10-QSB
Quarter ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$232,519	$307,483
Settlement deposits	637,547	467,078
Settlement receivable, net of allowance for doubtful accounts of $15,864 and $12,864, respectively	143,955	173,098
Trade accounts receivable, net of allowance for doubtful accounts of $93,559 and $115,693, respectively	1,357,729	1,318,773
Inventories, net of allowance for obsolete inventory of $159,772 and $226,656, respectively	460,151	486,736
Other current assets	178,437	184,891

Total Current Assets	3,010,338	2,938,059

Property and equipment, net	821,091	901,318
Intangible assets, net	1,419,995	1,670,582
Goodwill	1,833,220	1,833,220

Total Assets	$7,084,644	$7,343,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable	$2,890,704	$2,587,227
Accrued salaries and wages	580,758	612,745
Merchant settlement payable	793,962	453,596
Accrued liabilities	934,205	1,229,872
Deferred revenues	3,315,538	2,543,397
Line of credit	549,940	699,365
Related party notes payable, current portion, net of discount of $2,700 and $2,700, respectively	377,300	658,105
Long-term debt, current portion	1,194,529	1,294,529
Capital lease obligations, current portion	145,850	142,972

Total Current Liabilities	10,782,786	10,221,808

Long-Term Liabilities
Related party notes payable, net of discount of $206,208 and $248,357, respectively	372,981	330,832
Long-term debt	156,714	180,126
Capital lease obligations	152,483	190,024

Total Long-Term Liabilities	682,178	700,982

Total Liabilities	11,464,964	10,922,790

Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 21,629,669 shares and 20,741,538 shares issued and outstanding, respectively	5,407	5,185
Additional paid-in capital	33,650,827	32,897,053
Accumulated deficit	(38,036,554)	(36,481,849)

Total Stockholders’ Deficit	(4,380,320)	(3,579,611)

Total Liabilities and Stockholders’ Deficit	$7,084,644	$7,343,179

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2007	2006

Revenues
Product sales	$2,112,871	$1,899,841
Services	3,173,870	3,058,030

Total revenues	5,286,741	4,957,871

Operating expenses
Cost of product sales	1,643,973	1,560,053
Cost of services	1,814,721	1,711,945
General and administrative	1,329,874	1,483,060
Selling and marketing	1,243,171	1,352,186
Research and development	461,165	364,445
Royalty expense	—	415,748
Amortization expense	250,587	254,336

Loss from operations	(1,456,750)	(2,183,902)

Other income (expense)
Other income	—	67,387
Interest expense	(97,955)	(339,842)

Total other income (expense)	(97,955)	(272,455)

Net Loss	$(1,554,705)	$(2,456,357)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.13)

Basic and Diluted Weighted-Average Common Shares Outstanding	21,446,188	18,291,089

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2007	2006

Cash flows from operating activities

Net loss	$(1,554,705)	$(2,456,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351,268	307,669
Accretion of discount on notes payable	41,749	254,764
Non-cash share based compensation	246,011	380,743
Common stock issued for services	111,202	—
Bad debt provision	52,623	3,000
Expense for prepaid royalties	—	415,748
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	(170,469)	(183,733)
Trade accounts receivable	(88,579)	(582,348)
Settlement receivable	26,143	(196,673)
Inventories	26,585	(6,766)
Other current assets	6,454	(30,968)
Trade accounts payable	344,095	197,399
Merchant settlement payable	340,366	467,952
Accrued salaries and wages	(31,987)	127,984
Deferred revenues	772,141	338,254
Accrued liabilities	(219,907)	363,846

Total adjustments	1,807,695	1,856,871

Net cash provided by (used in) operating activities	252,990	(599,486)

Cash flows from investing activities
Purchase of property and equipment	(20,454)	(4,400)

Net cash used in investing activities	(20,454)	(4,400)

Cash flows from financing activities
Increase in line of credit	—	110,000
Payments on long-term debt	(123,412)	(15,000)
Payments on capital lease obligations	(34,663)	(13,361)
Payments on line of credit	(149,425)	—
Proceeds from exercise of options and warrants	—	6,067

Net cash provided by (used in) financing activities	(307,500)	87,706

Net decrease in cash and cash equivalents	(74,964)	(516,180)
Cash and cash equivalents at beginning of period	307,483	696,997

Cash and cash equivalents at end of period	$232,519	$180,817

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

For the Three Months Ended March 31,	2007	2006

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$14,989	$15,227

Noncash investing and financing activities

Convertible debt converted to common stock	—	4,726,085
Accrued interest converted to common stock	—	198,727
Reclassification of deferred compensation to APIC in accordance with SFAS No. 123R	—	1,013,308
Purchase of software with note payable	—	50,817
Conversion of long term debt to common stock	280,405	—
Conversion of accounts payable to common stock	40,618	—
Conversion of accrued interest to common stock	75,760	—
See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2007
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

Operating results for the three-month periods ended March 31, 2007 and 2006, are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 6, 2007.

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

The Promotion division’s operations are carried out through the Company’s wholly-owned subsidiary, Vista.com, Inc. The Commerce division’s operations are carried out through its In-Store Systems business line (which includes the Company’s wholly-owned subsidiary Jadeon, Inc.) and Merchant Services business line. The Merchant Services business line does business under the names of Merchant Partners and Innuity, Inc. dba Merchant Partners.

The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. However, the Company has incurred substantial losses and has a working capital deficit and accumulated deficit as of March 31, 2007. In addition, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2006 expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional debt or equity financing. Unless the Company is able to significantly increase its revenues and cash flows from operating activities, it will be required to raise additional funds in order to continue operations.

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2.	SHARE BASED PAYMENTS

The Company accounts for stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective transition method, which requires measurement and recognition over the service period of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 that are expected to vest (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

The Company grants stock options to employees, non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan. Vesting requirements for awards under this plan vary by individual grant and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average estimated fair values of stock options granted as well as the weighted average assumptions used in calculating these values during the three-month periods ended March 31, 2007 and 2006, are:

	2007	2006
Estimated values	$0.53	$3.61
Dividend yield	0.0%	0.0%
Expected Volatility	197%	142%
Risk-free interest rate	4.64%	4.58%
Expected term	5 years	5 years
     Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following summary presents information regarding outstanding options as of March 31, 2007, and changes during the three-month period then ended with regard to all options:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Option	Price	Term	Value

Outstanding at December 31, 2006	2,159,911	$0.83
Granted	557,500	$0.54
Exercised	—	$—
Forfeited or expired	(101,748)	$0.29
Cancelled	(15,000)	$0.50

Outstanding at March 31, 2007	2,600,663	$0.79	8.47 Years	$317,028

Exercisable at March 31, 2007	1,155,566	$0.65	7.59 Years	$219,723

     The total intrinsic value of options exercised during the three-month period ended March 31, 2007, was $0 because no options were exercised. Total share-based payment expense for the three months ended March 31, 2007, and March 31, 2006 was $246,011 and $380,743. Of the $246,011 of expense recognized during the three months ended March 31, 2007, $4,773 is included in cost of services, $108,757 is included in general and administrative expenses, $124,322 is included in selling and marketing expenses, and $8,159 is included in research and development expenses. Of the $380,743 of expense recognized during the three months ended March 31, 2006, $44,751 is included in cost of services, $41,389 is included in general and administrative expenses, $242,064 is included in selling and marketing expenses, and $52,539 is included in research and development expenses. No share-based payment costs were capitalized during the three month periods ended March 31, 2007 and 2006.

3.	INVENTORIES

Inventories consist of finished computer hardware and software media held for resale and are stated at the lower of cost (first-in, first-out method) or market.

4.	LONG-TERM DEBT AND CAPITAL LEASES

The Company has two lines of credit with commercial banks. The first credit line is for $100,000 all of which was outstanding as of March 31, 2007. This line is unsecured and accrues interest at a rate of prime plus 3.75% (12% as of March 31, 2007).

The second credit line is for $600,000 of which $449,940 was outstanding as of March 31, 2007. This credit line accrues interest at a rate the bank’s prime rate (8.25% as of March 31, 2007). The credit line was secured by all of the Company’s assets and a personal guaranty of the CEO of the Company. As of March 31, 2007, this credit line had expired and the $449,940 outstanding balance on the line was due and payable in full. The credit line was paid off in May 2007 (see Note 8).

In January 2007, the Company entered into stock purchase agreements with three parties affiliated with an officer and director of the Company. Pursuant to the stock purchase agreements, $280,805 of 8% related party notes payable along with $42,684 of accrued interest were exchanged for 646,979 shares of the Company’s common stock.

Long-term debt consisted of the following as of March 31, 2007, and December 31, 2006:

	March 31,	December 31,
	2007	2006

Non-interest bearing note payable to an unrelated party, interest imputed at 8%, in default	$1,100,000	$1,200,000

Note payable to an unrelated party, interest imputed at 2.49%, matures October 2008, monthly payments of $8,357 beginning October 2006, unsecured	251,243	274,655

Total debt	$1,351,243	$1,474,655
Less current maturities	(1,194,529)	(1,294,529)

Long-term debt	$156,714	$180,126

     The non-interest bearing note above with a balance due of $1,100,000 as of March 31, 2007 related to a disputed product-line purchase agreement. In May 2007, the Company settled all amounts due under the agreement (see note 8).

     Related party notes payable consisted of the following as of March 31, 2007, and December 31, 2006:

	March 31,	December 31,
	2007	2006

Notes payable to a shareholder, interest at 12%, due on demand, in default, unsecured	$200,000	$200,000

Note payable to former owner of Jadeon, interest at 5%, minimum payment of $45,000 quarterly, matures June 2016, net of discount of $22,270 and $22,944, unsecured	391,918	391,244

Note payable to a related party, interest at 8%, matures Settled by issuing shares of common stock in January 2007	—	280,805

Convertible note payable to related parties, interest at 15%, matures beginning April 2008, net of discount of $186,637 and $228,112, securred	158,363	116,888

Total related party notes payable	$750,281	$988,937
Less current maturities	(377,300)	(658,105)

Long-term related party notes payable	$372,981	$330,832

     A demand notice was given to the Company for the $200,000 of notes payable to a shareholder listed above. Since the Company did not repay the notes when the demand notice was given, it is considered to be in default per the provisions of the note. The Company has accrued interest on these notes at the 12% default rate called for in the notes since the default occurred.
5. COMMON STOCK
     The Company’s common stock transactions during the three months ended March 31, 2007, were as follows:
     The Company issued 646,979 shares of common stock in connection with the conversion of related party debt and related accrued interest. The value of the notes converted was $280,805 along with accrued interest of $42,684. The difference between the fair value of the stock issued and the balance of the notes payable and accrued interest ($45,689) was recorded as compensation expense.
     The Company issued 175,000 shares of common stock as part of a termination of a commission agreement with a third party. As a result of this issuance, $40,618 of accounts payable was converted to common stock and the Company recorded $60,882 of compensation expense.
     The Company issued 66,152 shares of common stock to the holders of the 15% convertible notes as payment of $33,076 in accrued interest. The difference between the accrued interest and the fair value of shares issued ($4,631) has been recorded as additional interest expense during the three months ended March 31, 2007.

6.	LOSS PER SHARE
     Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible instruments, if dilutive. Shares issuable upon conversion of debt and interest, and shares issuable upon the exercise of options and warrants totaling 3,834,334 have not been included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2007, because the effect would be anti-dilutive. Shares issuable upon the exercise of options and warrants to purchase 2,517,418 shares of common stock have not been included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2006, because the effect would be anti-dilutive.
7.	SEGMENT INFORMATION
     Information related to the Company’s reportable operating business segments is shown below. The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses.
     Promotion division – Through the Promotion division, the Company connects businesses with customers most likely to buy their particular products or services. Applications include search engine optimization, pay-per-click campaign management, local search business profiles, link recruitment, conversion enhancement, search engine submission, web analytics tools and management, domain name registration, business and eCommerce websites and custom design services.
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
     The following presents certain segment information as of and for the three months ended March 31, 2007:

	For The Three Months Ended March 31, 2007
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$618,099	$4,668,642	$—	$5,286,741
Depreciation and amortization	124,626	226,642	—	351,268
Interest expense	48,639	49,316	—	97,955
Segment loss	(804,442)	(750,263)	—	(1,554,705)
Segment assets	3,064,256	6,419,348	(2,398,960)	7,084,644

     The following presents certain segment information as of and for the three months ended March 31, 2006:

	For The Three Months Ended March 31, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$883,753	$4,074,118	$—	$4,957,871
Depreciation and amortization	100,170	207,499	—	307,669
Interest expense	170,264	169,578	—	339,842
Segment loss	(1,110,574)	(1,345,783)	—	(2,456,357)
Segment assets	5,428,314	7,586,242	(3,339,916)	9,674,640
     During the three months ended March 31, 2007, all of the Company’s revenues and assets were in the United States of America. During the three months ended March 31, 2007, the Company had one customer that represented 14% of total revenues. No other customers exceeded 10% of revenues for the three months ended March 31, 2007.
8.	SUBSEQUENT EVENTS
     On April 2, 2007, the Company entered into a restricted equity purchase agreement pursuant to which it issued an aggregate of 7,400,000 shares of its common stock to a third party. The shares were delivered to a financial institution to be held in escrow until the closing of the transaction. The price to be paid for these shares was to be at a discount to the average of the last sales price for the Company’s common stock for the ten days immediately proceeding the closing of the transaction. No proceeds were received with this transaction and the 7,400,000 shares issued under the restricted securities purchase agreement will be recalled pursuant to the provisions of the agreement as management believes that a separate Security Purchase Agreement entered into on May 4, 2007 (discussed below), better meets the needs of the Company and its shareholders.
     On May 4, 2007, the Company entered into a Securities Purchase Agreement with a third party whereby, the Company received $1,000,000 ($960,000 net of fees) for a secured note payable. and the third party agreed to issue a second note payable for an additional $1,00,000 of funding subject to the completion of due diligence procedures by the third party. The notes are due one year from the date of issuance and accrue interest at 15% per year. Interest is due monthly and 115% of the outstanding principal balance along with any accrued and unpaid interest is due at maturity. The Company is allowed to retire the notes prior to maturity by paying all accrued and unpaid interest and 102.5% to 113.75% of the unpaid principal balance depending on the date of the early pay-off.
     Proceeds from the first of the above notes was used to pay-off our bank credit-line that was in default as of March 31, 2007, and to pay-off the amount due pursuant to a settlement agreement relating to a product-line purchase agreement that was in litigation as of March 31, 2007. The total amount accrued under the disputed product-line purchase agreement was $1,100,000 as of March 31, 2007 and is included in long-term debt in the accompanying condensed consolidated financial statements. The amount paid on May 4, 2007 under the settlement agreement was $500,000 plus $22,566 of penalties and interest. A gain for the difference between the amount accrued under the agreement and the amount paid has been recorded on the Company’s books in May 2007.
     In addition to the secured notes payable, the Company issued the third party warrants to purchase 1,128,164 shares of the common stock for $0.01 per share. The warrants are for a term of three years and include registration rights, whereby the Company is obligated to include the warrants in a registration statement filed with the United States Securities and Exchange Commission (SEC) within 45 days of the closing of the transaction and to have the registration statement declared effective by the SEC within 150 days of the closing of the transaction. If the Company becomes in default of the registration requirements it is obligated to pay 1% of the aggregate purchase price of the transaction as penalties within two business days of the default and an additional 1% of the aggregate purchase price as penalties for every month the Company is in default of the registration requirements.
     The Company also agreed to issue additional warrants to the holder(s) of the above warrants if the Company issues any common stock during the three year term of the warrants. The amount of warrants to be issued will be equal to quotient obtained by dividing the total number of shares issuable under the warrants then outstanding by the outstanding shares of the Company’s common stock just prior to the issuance of additional shares, multiplied by the number of shares of common stock to be issued.

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
               Overview
     The following management’s discussion and analysis (MD&A) should be read in conjunction with our audited financial statements and accompanying notes to those financial statements that appear in our annual report on Form 10-KSB for the year ended December 31, 2006. Our MD&A includes the following sections:
•	Our Business – a general description of our business and the industry in which we operate.

•	Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review – an analysis of our consolidated results of operations.

•	Liquidity and Capital Resources – an analysis of our cash flows, sources and uses of cash.

•	Off-balance Sheet Arrangements – a discussion of any off-balance sheet arrangements that may have a future effect on our operations and financial condition.

•	Risk Factors – a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
     Our Business
     We are a Software as a service, or SaaS, company that designs, acquires and integrates applications to deliver solutions for small business. Our Internet technology is based on an affordable, on-demand model that allows small businesses to interact simply with customers, business partners and vendors and to manage their businesses efficiently. Using our on-demand applications, small businesses can grow their revenues, reach and serve customers and run everyday operations.
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
     Critical Accounting Policies
     Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As discussed in Item 6, “Management’s Discussion and Analysis or Plan of Operation” section of our annual report on Form 10-KSB for the fiscal year ended December 31, 2006, we believe our most critical accounting policies and estimates relate to revenue recognition, credit risk, long-lived assets, goodwill and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. Management discussed with the audit committee of our Board of Directors the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.
     Operations Review
     The following discussion presents certain changes in our revenue and expenses that have occurred during the three months ended March 31, 2007, as compared to the same period in 2006.
     Analysis of Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2007	2006	%
			Change

Revenues
Product sales	$2,112,871	$1,899,841	11%
Services	3,173,870	3,058,030	4%

Total revenues	5,286,741	4,957,871	7%

Operating expenses
Cost of product sales	1,643,973	1,560,053	5%
Cost of services	1,814,721	1,711,945	6%
General and administrative	1,329,874	1,483,060	-10%
Selling and marketing	1,243,171	1,352,186	-8%
Research and development	461,165	364,445	27%
Royalty expense	—	415,748	-100%
Amortization expense	250,587	254,336	-1%

Loss from operations	(1,456,750)	(2,183,902)	-33%

Other income (expense)
Interest expense	(97,955)	(339,842)	-71%
Other expense, net	—	67,387	*

Total other expense	(97,955)	(272,455)	-64%

Net Loss	$(1,554,705)	$(2,456,357)	-37%

*	Calculation is not meaningful

     Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below.
     Revenues
     Revenues increased $329,000 for the three months ended March 31, 2007, compared to the same period in 2006. The growth in revenue was due to $595,000 increase in revenue from our Commerce division, which was offset by a $266,000 decrease in revenue from our Promotion division. The growth in our Commerce division was primarily due to increased revenue from our In-Store business line from the continued roll-out of our chain partners’ implementation of our technology and growth in numbers of new customers. The decrease in revenue from our Promotion division was due mainly to a migration away from enterprise business search engine optimization services that were acquired in June 2005 (10x Marketing LLC) to small business search engine marketing offerings that were launched in March 2007 under our LeadConnect product offering, and a continued decline in revenue from the attrition in the customer base we purchased from CitySearch.com in August 2003.
     We may experience continued decline in our enterprise business search engine optimization services and this decline could continue at a higher rate than growth in our LeadConnect product offering over the next few quarters. We also believe that the revenues from the customer base we purchased from CitySearch.com will continue to decline. However, we do not feel that this decline will be material in relation to our total revenue.
     We are experiencing pricing pressure and aggressive marketing from competitors of our gateway services that are offered under the Merchant Services business line in our Commerce division. We believe this pricing pressure and aggressive marketing by our competitors will continue and that these forces could cause a decline revenues from our gateway services in future quarters. Revenues from our gateway services were $551,000 during the three months ended March 31, 2007.
     Expenses
     Cost of product sales. We incurred $1,644,000 in costs of product sales for the three months ended March 31, 2007, compared to $1,560,000 for the same period in 2006. The increase of $84,000 was due primarily to a $213,000 increase in product revenue during the three months ended March 31, 2007 when compared to the same period in 2006. Our margins for product revenue increased to 22% during the three months ended March 31, 2007 compared to 18% for the same period in 2006. This increase in margin was primarily due to the increase in our revenue in relation to the fixed component of the cost of our product sales.
     Cost of services. Our cost of services increased $103,000 during the three months ended March 31, 2007, compared to the same period in 2006. This increase in costs was due primarily to a $116,000 increase in our service revenue. The margin for our service revenue remained constant at 43% of revenue during the three months ended March 31, 2007, compared to margin of 44% of service revenue for the same period in 2006.
     General and administrative. Our general and administrative expenses decreased $153,000 during the three months ended March 31, 2007, compared to the same period in 2006. General and administrative costs were 25% of revenues during the three months ended March 31, 2007 compared to 30% of revenues for the same period in 2006. This decrease was due mainly to a $211,000 decrease in professional services. Professional services during the three months ended March 31, 2006 included services billed for merger and acquisition activity and initial costs of becoming a public company. These activities were limited during the three months ended March 31, 2007.
     Selling and marketing. Our selling and marketing expenses decreased by $109,000 for the three months ended March 31, 2007, compared to the same period in 2006. Selling and marketing expenses were 24% of revenues during the three months ended March 31, 2007 compared to 27% of revenues for the same period in 2006. This decrease was due mainly to a decrease in labor costs from reduced headcount as well as a reduction in outside services. During the three months ended March 31, 2006 we re-branded and launched the Innuity website and developed the foundation for its go-to-market public relations campaign. We incurred costs for these activities that we did not incur during the three months ended March 31, 2007.
     Research and development. Our research and development expense increased $97,000 for the three months ended March 31, 2007, compared to the same period in 2006. This increase in expenses was due primarily to an increase in labor costs. This increase in labor was the result of the development of new service offerings including the further development of products acquired through our acquisitions of the assets of Creditdiscovery LLC and Acquirint LLC in the fourth quarter of 2006. As a percentage of revenue, research and development expense was 9% of revenue for the three months ended March 31, 2007, compared to 7% of revenue for the same period in 2006. We expect that our research and development costs will continue to increase as we introduce new products into the market.
     Royalty. On January 1, 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty was amortized over 21 months. The prepaid royalty was fully amortized in 2006.
     Amortization. Our amortization expense remained almost constant at $251,000 for the three months ended March 31, 2007, compared to $254,000 during the same period in 2006.
     Interest. Our interest expense decreased $242,000 for the three months ended March 31, 2007, compared to the same period in 2006. The decrease primarily related to expensing of $232,000 of unamortized debt discount associated with debt that converted into shares of our common stock during the first quarter of 2006. The debt discount was being amortized into interest expense over the term of the associated debt and all unamortized debt discount associated with the converted debt was expensed upon the debt conversion.
     Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through borrowings and equity investments. In 2004, we received approximately $1.4 million from the sale of shares of Series A Convertible Preferred Stock which were subsequently converted into common stock. In 2006, we received approximately $3.5 million from the sale of 8% convertible notes, and converted other debt totaling $1.1 million into the new 8% convertible notes. In 2006, we received $345,000 from the sale of 15% convertible notes and in May 2007, we entered into a securities purchase agreement whereby we have received $1,000,000 ($960,000 net of fees) and are to receive an additional $1,000,000 for the issuance of 15% notes payable.
     Due to our recurring losses, negative cash flows, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006, expressed substantial doubt about our ability to continue as a going concern. As of March 31, 2007, we had current assets of $3,010,000 and current liabilities of $10,783,000, resulting in a working capital deficit of ($7,773,000). Our ability to continue as a going concern is dependent, in the near term, on our ability to obtain additional debt or equity financing, and, in the long term, on our ability to develop and maintain profitable operations. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds through the issuance of debt or equity securities or other sources of financing in 2007.
     On May 4, 2007, we entered into a Securities Purchase Agreement (SPA) with a third party. We received $1,000,000 ($960,000 net of fees) for issuing a secured note payable under the SPA. /The third party agreed to issue a note payable for an additional $1,000,000 of funding subject to the completion of the third party’s due diligence. The notes are due one year from funding and mature at 115% of the outstanding principal balance. We are also obligated to pay monthly interest at an annual interest rate of 15%. With the proceeds of the first note, we paid off our credit line with a bank ($450,000) which was past due and in default. We were also able to pay-off the amount due under a settlement agreement relating to a disputed product-line purchase agreement. The amount accrued under the product-line purchase agreement was $1,100,000 as of March 31, 2007 and was included under long-term debt as of that date. The amount paid under the settlement agreement on May 4, 2007 was $523,000, resulting in a gain from the settlement of this debt in the second quarter of 2007. The funds from the second note payable under the SPA will be used for working capital purposes. We will likely need to obtain additional funding in order to retire these new notes within the one year maturity deadline.
     We have $200,000 of debt due to a stockholder that is in default.
     We generated $253,000 of cash from operating activities during the three months ended March 31, 2007, and used $599,000 of cash in operating activities during the same period in 2006. While we had net losses of $1,555,000 and $2,456,000, respectively, during the three months ended March 31, 2007, and 2006, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, expensing of prepaid royalties, accretion of debt discount and provisions for bad debts. These non-cash items totaled $803,000 during the three months ended March 31, 2007, and $1,362,000 during the three months ended March 31, 2006. Changes in our operating assets and liabilities further offset our cash losses from operations by $1,005,000 during the three months ended March 31, 2007 and by $495,000 during the three months ended March 31, 2006. The $1,005,000 increase in cash from changes in operating assets and liabilities during during the three months ended March 31, 2007 was due in part from extending vendor payment cycles and growth in our deferred revenue from an increased number of customers prepaying for service contracts. It is unlikely that we will be able to generate significant cash from changes in our operating assets and liabilities in the future unless we are able to significantly grow our business.
     We purchased property and equipment of $21,000 and $4,000, during the three months ended March 31, 2007, and 2006, respectively. We paid $149,000 on our credit lines during the three months ended March 31, 2007 and had net borrowings against our credit lines of $110,000 during the three months ended March 31, 2006. We had principal payments on various debt instruments and capital leases of $158,000 and $28,000 during the three month periods ending March 31, 2007 and 2006, respectively. We also received $6,000 during the three months ended March 31, 2006 for the exercise of stock options and warrants.
     Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
     Risk Factors
     There are a number of factors that may affect our operating results, including the risks and uncertainties identified in the following paragraphs. In addition to other information set forth in this report, readers should review and carefully consider the following factors.
     We have incurred losses since our inception, and we may not achieve or maintain profitability.
     We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At March 31, 2007, we had an accumulated deficit of approximately $38 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
     We have a significant working capital deficit and will need additional funding to support our operations and capital expenditures; sufficient funding may not be available to us, and the unavailability of funding could adversely affect our business.
     As of March 31, 2007, we had a working capital deficit of approximately $7.8 million. Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm dated March 2, 2007, expressed substantial doubt about our ability to continue as a going concern. We will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities.

     The loss of key customers could negatively affect our revenues and profitability.
     One customer represented 14% of our total revenue during the three months ended March 31, 2007. A customer that represented 8% of our total revenue during the three months ended March 31, 2007 represented 11% of our total revenue during the year ended December 31, 2006. While we believe our relationships with our major customers are good, we do not generally have long-term contracts with them. Because of competitive changes and the fact that the types of solutions we offer may be available from a number of other providers there is the possibility that any customer could alter the amount of business it does with us, possibly very rapidly and with little advance warning or ability on our part to react. The loss of key customers would likely have a negative impact on our revenues and profitability.
     We have incurred substantial indebtedness, some of which is past due and in default.
     As of May 4, 2007, we received $1,000,000 ($960,000 net of fees) for the issuance of a note payable to a third party. We have also agreed to issue a second note payable to the third party for an additional $1,000,000 of proceeds pursuant to a securities purchase agreement. The first note was used to retire debt that was in default and the second $1,000,000 will be used for working capital purposes. These notes mature one year from the date of issuance and require the payment of monthly interest at an annual rate of 15% along with a payment of 115% of the principal balance at maturity.
     In addition to the notes discussed above, we have notes payable due to related parties totaling $959,000. These notes due to related parties include $345,000 of 15% notes due to in November 2008, a note payable for $414,000 that has minimum quarterly payment obligations of $45,000, and $200,000 of demand notes for which the demand for payment has been made. We also have a note payable to an unrelated party totaling $251,243 that calls for monthly payments of $8,000.
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
     Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to attest to our evaluation annually, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any substantial efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.
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
     We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004, the acquisitions of Jadeon and 10x Marketing in June of 2005, and the acquisitions of Creditdiscovery and Acquirtint in December 2006. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, POS system installation and service capabilities and Internet marketing services. Additional acquisitions may become necessary for us to expand our offerings in response to evolving customer demand or competitive factors, or to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness.
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
     Typically our Internet technology applications and solutions are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions at any time with little or no penalty. Our strategy to increase revenues and improve our profitability is partly dependent on our ability to increase revenues from existing customers by selling additional services to those customers. We are currently experiencing an annual turnover rate of approximately 23% in our customer base. Our ability to sell additional services to our existing customers, and our subscription renewal rates, may be impaired or decline due to a variety of factors, including the impact of the overall U.S. economic environment on small businesses, the services and prices offered by us and our competitors, and the degree of use of the Internet by small businesses. If we are unable to sell additional services to our existing customers, or if our renewal rates decline for any reason, our revenues may decrease and our business will be harmed.

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
     We have rapidly expanded our operations and anticipate that further significant expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. Our employee base increased from 24 full-time employees as of January 1, 2004 to 163 full-time employees as of March 31, 2007. Such expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We anticipate that we will need to hire additional employees to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.
     The loss of any members of our senior management could harm our current and future operations and prospects.
     We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Robert Bench, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer; and Shivonne Byrne, our Chief Marketing Officer. We do not have long-term employment agreements with any of the members of our senior management team nor do we carry key-man insurance. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of March 31, 2007, our executive officers together controlled approximately 31% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
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

     The costs as a public company will make it more difficult for us to achieve profitability and an active trading market.
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
     PART II. OTHER INFORMATION
     Item 1. Legal Proceedings
     In January 2007, we entered into settlement agreement with Citysearch.com whereby we agreed to pay $600,000 in settlement of the all amounts due under a contract with Citysearch.com by January 31, 2007. The settlement agreement was subsequently extended until February 28, 2007, in exchange for the payment of an additional $6,000. In March 2007 we paid $100,000 of the $600,000 due under the settlement agreement and the settlement agreement was further extended until April 27, 2007 when the remaining $500,000 was due. We paid the $500,000 along with $23,000 of penalties and interest on May 4, 2007 in full settlement of our obligations under the agreement. The settlement amount, including amounts paid for penalties and interest was $577,000 less than the amount accrued under our contract with Citysearch.com resulting in our recognizing a gain in the second quarter of 2007.

     Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
          In January 2007, we issued 646,979 shares of common stock to three parties affiliated with an officer and director of Innuity, in exchange for the cancellation of $280,805 of defaulted 8% notes payable including $42,684 of accrued interest. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.
     In February 2007, we issued 66,152 shares of common stock to the holders of our 15% convertible notes for the payment of interest accrued on the notes through December 31, 2006. The holders of these notes consist of officers, directors and shareholders of Innuity. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.
     In March 2007, we issued 175,000 shares of its common stock to US Lodging, an entity controlled by a former officer of Innuity, in exchange for a release from any commissions owed or to be owed to US Lodging. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.
     Item 6. Exhibits
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

Dated May 10, 2007