Form 10QSB
period 2007-06-30
INNUITY, INC. /UT/
filed 2007-08-14
CIK 1103645

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐      No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at July 31, 2007
Common stock
$.00025 par value	21,919,665
Transitional Small Business Disclosure Format:
Yes ☐      No ☑

Innuity, Inc.
Quarterly Report on Form 10-QSB
Quarter ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$423,829	$307,483
Settlement deposits	266,617	467,078
Settlement receivable, net of allowance for doubtful accounts of $18,864 and $12,864, respectively	183,693	173,098
Trade accounts receivable, net of allowance for doubtful accounts of $103,136 and $115,693, respectively	1,035,845	1,318,773
Inventories, net of allowance for obsolete inventory of $196,125 and $226,656, respectively	348,919	486,736
Other current assets	179,959	184,891

Total Current Assets	2,438,862	2,938,059

Property and equipment, net	724,354	901,318
Intangible assets, net	1,165,127	1,670,582
Goodwill	1,833,220	1,833,220

Total Assets	$6,161,563	$7,343,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable	$2,701,390	$2,587,227
Accrued salaries and wages	466,186	612,745
Merchant settlement payable	404,832	453,596
Accrued liabilities	1,076,988	1,229,872
Deferred revenues	3,040,240	2,543,397
Line of credit	—	699,365
Related party notes payable, current portion, net of discount of $167,415 and $2,700, respectively	654,994	658,105
Long-term debt, current portion, net of discount of $438,385 and $0 , respectively	1,706,144	1,294,529
Capital lease obligations, current portion	148,787	142,972

Total Current Liabilities	10,199,561	10,221,808

Long-Term Liabilities
Related party notes payable, net of discount of $0 and $248,357, respectively	—	330,832
Long-term debt	133,156	180,126
Capital lease obligations	114,187	190,024

Total Long-Term Liabilities	247,343	700,982

Total Liabilities	10,446,904	10,922,790

Commitments and Contingencies
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 21,919,669 shares and 20,741,538 shares issued and outstanding, respectively	5,480	5,185
Additional paid-in capital	34,262,509	32,897,053
Accumulated deficit	(38,553,330)	(36,481,849)

Total Stockholders’ Deficit	(4,285,341)	(3,579,611)

Total Liabilities and Stockholders’ Deficit	$6,161,563	$7,343,179

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues
Product sales	$2,277,666	$2,348,069	$4,390,537	$4,247,910
Services	3,240,644	3,210,626	6,414,514	6,268,656

Total revenues	5,518,310	5,558,695	10,805,051	10,516,566

Operating expenses
Cost of product sales	1,744,245	1,688,520	3,388,218	3,248,572
Cost of services	1,771,838	1,820,444	3,586,559	3,532,389
General and administrative	1,088,598	2,000,961	2,418,472	3,484,021
Selling and marketing	1,172,423	1,509,988	2,415,594	2,862,174
Research and development	348,769	341,027	809,934	705,472
Royalty expense	—	415,749	—	831,497
Amortization expense	254,868	245,761	505,455	500,097

Loss from operations	(862,431)	(2,463,755)	(2,319,181)	(4,647,656)

Other income (expense)
Gain from settlement of debt	577,434	—	577,434	—
Other income	—	2,323	—	69,710
Interest expense	(231,656)	(68,026)	(329,611)	(407,868)

Total other income (expense)	345,778	(65,703)	247,823	(338,158)

Net loss before income taxes	(516,653)	(2,529,458)	(2,071,358)	(4,985,814)

Income tax benefit	—	—	—	—

Net loss	$(516,653)	$(2,529,458)	$(2,071,358)	$(4,985,814)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.13)	$(0.10)	$(0.26)

Basic and Diluted Weighted-Average Common Shares Outstanding	21,904,776	19,820,623	21,675,482	18,852,999

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2007	2006

Cash flows from operating activities

Net loss	$(2,071,358)	$(4,985,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	702,515	615,558
Accretion of discount on notes payable	173,095	277,251
Non-cash share based compensation	467,528	721,937
Common stock issued for services	198,202	473,600
Bad debt provision	113,623	246,963
Gain from retirement of debt	(577,434)	—
Expense for prepaid royalties	—	831,497

Changes in assets and liabilities, net of acquisitions:
Settlement deposits	200,461	(24,164)
Trade accounts receivable	175,305	(455,605)
Settlement receivable	(16,595)	(2,695)
Inventories	137,817	52,734
Other current assets	4,932	(85,876)
Trade accounts payable	154,781	466,287
Merchant settlement payable	(48,764)	(44,013)
Accrued salaries and wages	(146,559)	127,785
Deferred revenues	496,843	391,938
Accrued liabilities	(77,124)	604,917

Total adjustments	1,958,626	4,198,114

Net cash used in operating activities	(112,732)	(787,700)

Cash flows from investing activities
Purchase of property and equipment	(20,096)	(166,120)

Net cash used in investing activities	(20,096)	(166,120)

Cash flows from financing activities
Proceeds from related party notes payable	—	325,000
Proceeds from issuance of long-term debt	1,825,000	—
Increase in line of credit	—	110,000
Payments on related party notes payable	(136,780)	(35,683)
Payments on long-term debt	(669,659)	(15,000)
Payments on capital lease obligations	(70,022)	(38,969)
Payments on line of credit	(699,365)	—
Proceeds from exercise of options and warrants	—	6,097

Net cash provided by financing activities	249,174	351,445

Net increase (decrease) in cash and cash equivalents	116,346	(602,375)
Cash and cash equivalents at beginning of period	307,483	696,997

Cash and cash equivalents at end of period	$423,829	$94,622

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

For the Six Months Ended June 30,	2007	2006

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$14,989	$1,047

Noncash investing and financing activities
Discount on notes payable	303,115	314,173
Convertible debt converted to common stock	—	4,726,085
Accrued interest converted to common stock	—	198,727
Reclassification of deferrred compensation to aditional paid-in capital in accordance with SFAS No. 123R	—	1,013,308
Acquistion of property and equipment under terms of capital lease agreements	—	243,434

Conversion of long term debt to common stock	280,405	—
Conversion of accounts payable to common stock	40,618	—
Conversion of accrued interest to common stock	75,760	—
See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Innuity, Inc. and its subsidiairies (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.
     Operating results for the three- and six-month periods ended June 30, 2007 and 2006, are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 6, 2007.
     The Company’s operations are located in California, Utah, and Washington. Operations are carried out through the Company’s Promotion and Commerce divisions, each of which is focused on a critical business cycle process. The applications and solutions offered by the Company’s Promotion division are designed to help small businesses market and promote their products and services, while the offerings of the Company’s Commerce division can facilitate and improve a small business’s selling processes and transaction processing capabilities.
     The Promotion division’s operations are carried out through the Company’s wholly-owned subsidiary, Vista.com, Inc. The Commerce division’s operations are carried out through its In-Store Systems business line (which includes the Company’s wholly-owned subsidiary Jadeon, Inc.) and Merchant Services business line. The Merchant Services business line does business under the names of Merchant Partners, Creditdiscovery, Acquirint and Innuity, Inc. dba Merchant Partners.
     The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. However, the Company has incurred substantial losses and has a working capital deficit and accumulated deficit as of June 30, 2007. In addition, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2006 expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional debt or equity financing. Unless the Company is able to significantly increase its revenues and cash flows from operating activities, it will be required to raise additional funds in order to continue operations.
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

     The Company grants stock options to employees, non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan. Vesting requirements for awards under this plan vary by individual grant and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. No options were granted during the three months ended June 30, 2007. The weighted average estimated fair values of stock options granted as well as the weighted average assumptions used in calculating these values during the three months ended June 30, 2007, and six-month periods ended June 30, 2007 and 2006, are:

	Three Months
	Ended June 30,	Six Months Ended June 30,
	2006	2007	2006
Estimated values	$2.46	$0.56	$2.84
Dividend yield	0.0%	0.0%	0.0%
Expected Volatility	140%	197%	142%
Risk-free interest rate	4.6%	4.6%	4.6%
Expected term (years)	5	5	5
     Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following summary presents information regarding outstanding options as of June 30, 2007, and changes during the six-month period then ended with regard to all options:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Option	Price	Term	Value

Outstanding at December 31, 2006	2,159,911	$0.83
Granted	557,500	$0.54
Exercised	—	$—
Forfeited or expired	(233,106)	$0.59
Cancelled	(15,000)	$0.50

Outstanding at June 30, 2007	2,469,305	$0.80	8.25 Years	$37,383

Exercisable at June 30, 2007	1,277,081	$0.67	7.47 Years	$44,025

     The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2007, was $0 because no options were exercised. No share-based payment costs were capitalized during the three- and six-month periods ended June 30, 2007. Total share-based payment expense for the three- and six-month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cost of services	$2,657	$13,707	$7,430	$37,358
General and administrative expense	89,961	156,476	198,718	368,390
Sales and marketing expense	123,320	155,149	247,642	271,075
Research and development expense	5,578	15,862	13,738	45,114

Total share-based payment expense	$221,516	$341,194	$467,528	$721,937

3.	INVENTORIES
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
     In May 2007, the Company entered into a Securities Purchase Agreement with a third party whereby, the Company received a total of $2,000,000 ($1,825,000 net of fees) for two secured notes payable. The notes are due one year from the date of issuance and accrue interest at 15% per year. Interest is due monthly and 115% of the outstanding principal balance along with any accrued and unpaid interest is due at maturity. The Company is allowed to retire the notes prior to maturity by paying all accrued and unpaid interest and 102.5% to 113.75% of the unpaid principal balance depending on the date of the early pay-off.
     Proceeds from the notes were used to pay-off the Company’s bank credit-lines ($550,000), of which $450,000 was in default, and to pay-off the amount due pursuant to a settlement agreement relating to a disputed product-line purchase agreement. The total amount accrued under the disputed product-line purchase agreement was $1,100,000 and included in long-term debt. The amount paid on May 4, 2007 under the settlement agreement was $500,000 plus $22,566 of penalties and interest. A gain for the difference between the amount accrued under the agreement and the amount paid has been recorded on the Company’s books in May 2007. The remaining proceeds from the notes were used for working capital purposes.
     In addition to the secured notes payable, the Company issued the third party warrants to purchase 1,128,164 shares of the common stock for $0.01 per share. The warrants are for a term of three years. The Company also agreed to issue additional common stock or warrants to the holder(s) of the above notes and warrants if the Company issues any common stock or warrants to purchase common stock during the three year term of the warrants. The amount of common stock or warrants to be issued will be equal to quotient obtained by dividing the total number of shares issuable under the warrants then outstanding by the outstanding shares of the Company’s common stock just prior to the issuance of additional shares, multiplied by the number of shares of common stock to be issued.
     Long-term debt consisted of the following as of June 30, 2007, and December 31, 2006:

	June 30,	December 31,
	2007	2006

Non-interest bearing note payable to an unrelated party, interest imputed at 8%, settled with cash payment of $522,566	$—	$1,200,000

Note payabable to an unrelated party, interest at 15%, net of discount of $438,385, matures May 2008	1,611,615	—

Note payable to an unrelated party, interest imputed at 2.49%, matures October 2008, monthly payments of $8,357	227,685	274,655

Total debt	$1,839,300	$1,474,655
Less current maturities	(1,706,144)	(1,294,529)

Long-term debt	$133,156	$180,126

     Related party notes payable consisted of the following as of June 30, 2007, and December 31, 2006:

	June 30,	December 31,
	2007	2006

Notes payable to a shareholder, interest at 12%, due on demand, in default, unsecured	$200,000	$200,000

Note payable to former owner of Jadeon, interest at 5%, net of discount of $22,270 and $22,944, unsecured	255,138	391,244

Note payable to a related party, interest at 8%, Settled by issuing shares of common stock in January 2007	—	280,805

Convertible note payable to related parties, interest at 15%, matures beginning April 2008, net of discount of $145,144 and $228,112, secured	199,856	116,888

Total related party notes payable	$654,994	$988,937
Less current maturities	(654,994)	(658,105)

Long-term related party notes payable	$—	$330,832

     A demand notice was given to the Company for the $200,000 of notes payable to a shareholder listed above. Since the Company did not repay the notes when the demand notice was given, it is considered to be in default per the provisions of the note. The Company has accrued interest on these notes at the 12% default rate called for in the notes since the default occurred.

5.	COMMON STOCK
     The Company’s common stock transactions during the six months ended June 30, 2007, were as follows:
     The Company issued 646,979 shares of common stock in January 2007 for the conversion of related party debt and related accrued interest. The value of the notes converted was $280,805 along with accrued interest of $42,684. The difference between the fair value of the stock issued and the balance of the notes payable and accrued interest ($45,689) was recorded as compensation expense during the six months ended June 30, 2007.
     The Company issued 175,000 shares of common stock in March 2007 as part of a termination of a commission agreement with a third party. As a result of this issuance, $40,618 of accounts payable was converted to common stock and the Company recorded $60,882 of compensation expense during the six months ended June 30, 2007.
     The Company issued 66,152 shares of common stock in February 2007 to the holders of the 15% convertible notes as payment of $33,076 in accrued interest. The difference between the accrued interest and the fair value of shares issued ($4,631) has been recorded as additional interest expense during the six months ended June 30, 2007.
     In June 2007 the Company issued 90,000 shares of common stock to Robert K. Bench, who served as the Company’s Chief Financial Officer until June 18, 2007, and 50,000 shares of common stock to John R. Dennis, a Director and President of the Company. The shares issued to Mr. Bench and to Mr. Dennis were in lieu of cash compensation for services rendered and were valued at $0.30 per share and the Company recognized $42,000 of compensation expense during the six months ended June 30, 2007.
     The Company issued a total of 150,000 of common stock in June 2007 to two third parties for consulting services. These shares were valued at $0.30 per share and the Company recognized $45,000 of expense during the six months ended June 30, 2007.
6.	LOSS PER SHARE
     Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible instruments, if dilutive. Shares issuable upon conversion of debt and interest, and shares issuable upon the exercise of options and warrants totaling 4,381,657 have not been included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2007, because the effect would be anti-dilutive. Shares issuable upon the conversion of debt and interest, and shares issuable upon the exercise of options and warrants to purchase 2,323,445 shares of common stock have not been included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2006, because the effect would be anti-dilutive.
7.	SEGMENT INFORMATION
     Information related to the Company’s reportable operating business segments is shown below. The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses.
     Promotion division – Through the Promotion division, the Company connects businesses with customers most likely to buy their particular products or services. Applications include search engine optimization, pay-per-click campaign management, local search business profiles, link recruitment, conversion enhancement, search engine submission, affiliate marketing, web analytics tools and management, domain name registration, business and eCommerce websites and custom design services.

     Commerce division – Through the Commerce division, the Company processes, manages, and supports commercial transactions between small businesses, their online and offline customers, vendors and business partners. Applications include POS hardware, software and related services, merchant lifecycle management and merchant accounts and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment, and business cash advances.
     One of the primary metrics used to evaluate the business segments is Adjusted EBITDA (net income or loss before interest expense, income taxes, depreciation, amortization and share-based payments). Therefore, certain items including most share-based payments and interest expense on corporate-level debt have not been allocated to operating segments. In addition, operating expenses that management has determined to be attributable to the costs of being a public company and not directly related to segment operations have not been allocated to operating segments. These expenses include professional services for external reporting, corporate development and company-wide financing, as well as wages, benefits and other operating expenses of corporate-level executives.
     The following presents certain segment information as of and for the three months ended June 30, 2007:

	For the Three Months Ended June 30, 2007
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$561,122	$4,957,188	$—	$5,518,310
Depreciation and amortization	124,757	226,490	—	351,247
Interest expense	2,946	6,759	221,951	231,656
Segment income (loss)	380,775	125,288	(1,022,716)	(516,653)
Segment assets	907,915	5,226,590	27,058	6,161,563
     The following presents certain segment information as of and for the six months ended June 30, 2007:

	For The Six Months Ended June 30, 2007
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$1,179,237	$9,625,814	$—	$10,805,051
Depreciation and amortization	249,383	453,132	—	702,515
Interest expense	2,946	6,759	319,906	329,611
Segment income (loss)	37,000	(137,517)	(1,970,841)	(2,071,358)
Segment assets	907,915	5,226,590	27,058	6,161,563
     The following presents certain segment information as of and for the three months ended June 30, 2006:

	For the Three Months Ended June 30, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$877,486	$4,681,209	$—	$5,558,695
Depreciation and amortization	98,173	209,715	—	307,888
Interest expense	—	—	68,026	68,026
Segment loss	(476,167)	(453,337)	(1,599,954)	(2,529,458)
Segment assets	1,645,059	6,817,244	27,996	8,490,299

     The following presents certain segment information as of and for the six months ended June 30, 2006:

	For The Six Months Ended June 30, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$1,761,238	$8,755,328	$—	$10,516,566
Depreciation and amortization	198,343	417,215	—	615,558
Interest expense	—	—	407,868	407,868
Segment loss	(855,835)	(1,178,792)	(2,951,187)	(4,985,814)
Segment assets	1,645,059	6,817,244	27,996	8,490,299
     Assets of the Company that are not included in segment assets consist of corporate level prepaid expenses. A reconciliation of segment income (loss) to the Company’s consolidated loss for the three and six month periods ended June 30, 2007 and 2006 are as follows.

	For the Three Months Ended June 30,		For the Six Months Ended June, 30
	2007	2006	2007	2006

Segment income (loss)	$506,063	$(929,504)	$(100,517)	$(2,034,627)

Unallocated items:
Interest expense	(221,951)	(68,026)	(319,906)	(407,868)
Share-based payments	(308,517)	(814,794)	(665,730)	(1,195,537)
Professional services	(185,399)	(369,038)	(388,622)	(805,492)
Executive and administrative expenses	(306,849)	(350,419)	(596,583)	(612,000)
Other income	—	2,323	—	69,710

Consolidated net loss	$(516,653)	$(2,529,458)	$(2,071,358)	$(4,985,814)

     During the three and six months ended June 30, 2007, all of the Company’s revenues and assets were in the United States of America and Canada. During the three months ended June 30, 2007, revenue from one customer represented 11% of total revenue. No customer represented more than 10% of revenues during the six months ended June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this quarterly report on Form 10-QSB that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this report include statements regarding our plans to develop and deliver products and services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations and encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation – and specifically disclaim any obligation — to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will vary, and may vary materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors,” and those found elsewhere in this report. All subsequent written and oral forward-looking statements attributable to Innuity or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this report. Unless otherwise indicated “we,” “us,” “our,”, “Innuity” and “the Company” refer to Innuity, Inc. and its subsidiaries.
     Overview
     The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with our audited financial statements and accompanying notes to those financial statements that appear in our annual report on Form 10-KSB for the year ended December 31, 2006. Our MD&A includes the following sections:
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

     Our business currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division are designed to facilitate and improve a small business’s selling processes and transaction processing capabilities.
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
     Operations Review
     The following discussion presents certain changes in our revenue and expenses that have occurred during the three and six months ended June 30, 2007, as compared to the same periods in 2006.
     Analysis of Condensed Consolidated Statements of Operations

	Three months ended June 30,			Six months ended June 30,
			%			%
	2007	2006	Change	2007	2006	Change

Revenues
Product sales	$2,277,666	$2,348,069	-3%	$4,390,537	$4,247,910	3%
Services	3,240,644	3,210,626	1%	6,414,514	6,268,656	2%

Total revenues	5,518,310	5,558,695	-1%	10,805,051	10,516,566	3%

Operating expenses
Cost of product sales	1,744,245	1,688,520	3%	3,388,218	3,248,572	4%
Cost of services	1,771,838	1,820,444	-3%	3,586,559	3,532,389	2%
General and administrative	1,088,598	2,000,961	-46%	2,418,472	3,484,021	-31%
Selling and marketing	1,172,423	1,509,988	-22%	2,415,594	2,862,174	-16%
Research and development	348,769	341,027	2%	809,934	705,472	15%
Royalty expense	—	415,749	-100%	—	831,497	-100%
Amortization expense	254,868	245,761	4%	505,455	500,097	1%

Loss from operations	(862,431)	(2,463,755)	-65%	(2,319,181)	(4,647,656)	-50%

Other income (expense)
Gain from settlement of debt	577,434	—	*	577,434	—	*
Other income	—	2,323	*	—	69,710	*
Interest expense	(231,656)	(68,026)	241%	(329,611)	(407,868)	-19%

Total other income (expense)	345,778	(65,703)	-626%	247,823	(338,158)	-173%

Net Loss	$(516,653)	$(2,529,458)	-80%	$(2,071,358)	$(4,985,814)	-58%

*	Calculation is not meaningful

     Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below.
     Revenues
     Revenues decreased by $40,000 for the three months ended June 30, 2007, compared to the same period in 2006. The net decrease was due to a $70,000 decrease in product sales offset by a $30,000 increase in service revenue. Revenue generated by our Commerce division increased by $276,000 during the three months ended June 30, 2007 when compared to the same period in 2006, while the revenue from our Promotion division decreased by $316,000 during the three months ended June 30, 2007 when compared to the same period in 2006. The higher revenue in our Commerce division was attributable to new service revenue product offerings in our In-Store business line. The increase in service revenue from our In-Store business line was $497,000 during the three months ended June 30, 2007, when compared to the same period in 2006. The allocation of resources to drive this increase in service revenue also attributed to the $70,000 decrease in product sales during the three months ended June 30, 2007, when compared to the same period in 2006. The growth in our Commerce division service revenues attributable to our In-Store business line was offset by a $151,000 decrease in service revenue by our Merchant Services business line. The $316,000 decrease in revenue from our Promotion division was due mainly to a migration away from enterprise business search engine optimization services that were acquired in June 2005 (10x Marketing LLC) and toward small business search engine marketing offerings that were launched in March 2007 under our LeadConnect product offering, and a continued decline in revenue from the attrition in the customer base we purchased from CitySearch.com in August 2003.
     Revenues increased by $288,000 for the six months ended June 30, 2007, when compared to the same period in 2006. Product sales increased $142,000, and service revenue increased $146,000 during the six months ended June 30, 2007, when compared to the same period in 2006. The increase in our product sales was attributable to the continued roll-out of our chain partners’ implementation of our technology and the growth of new customers in our In-Store business line. The increase in our service revenue was attributable primarily to new product offerings through our In-Store business line and revenues from our Creditdiscovery product offering.
     We are experiencing pricing pressure and aggressive marketing from competitors of our gateway services that are offered under the Merchant Services business line in our Commerce division. We believe this pricing pressure and aggressive marketing by our competitors will continue and that these forces could cause a decline in revenues from our gateway services in future quarters. Revenues from our gateway services were $495,000 during the three months ended June 30, 2007, and $1,046,000 during the six months ended June 30, 2007.
     Expenses
Cost of product sales. We incurred $1,744,000 in costs of product sales for the three months ended June 30, 2007, compared to $1,689,000 for the same period in 2006. Our margins for product revenue decreased to 23% during the three months ended June 30, 2007, compared to 28% for the same period in 2006. We incurred $3,388,000 in costs of product sales for the six months ended June 30, 2007, compared to $3,249,000 during the same period in 2006. Our margins for product revenue decreased to 23% during the six months ended June 30, 2007, compared to 24% for the same period in 2006. The decrease in margin of product sales was due to competitive pricing pressure from customers and increased prices from vendors. We anticipate that pricing pressure relating to our product sales will continue and we hope to mitigate the impact of this pressure by continuing efforts to provide additional services to our customers.
     Cost of services. Our cost of services decreased $49,000 during the three months ended June 30, 2007, compared to the same period in 2006. This decrease in costs was due primarily to the consolidation of resources and reduction in head count in the search engine optimization service offerings within our Promotion division. The margin for our service revenue increased to 45% during the three months ended June 30, 2007 compared to 43% of revenue for the same period in 2006. The increase in margin is due to a change in the mix of our service offerings with the introduction of new higher margin offerings.
     Our cost of services increased by $54,000 during the six months ended June 30, 2007 when compared to the same period in 2006. This increase was due primarily to an increase in service revenue. The margin for our service revenue remained constant at 44% for the six month periods ended June 30, 2007, and 2006.

     General and administrative. Our general and administrative expenses decreased $912,000 during the three months ended June 30, 2007, compared to the same period in 2006. General and administrative costs were 20% of revenues during the three months ended June 30, 2007 compared to 36% of revenues for the same period in 2006. This decrease was due mainly to the non-recurring costs of an abandoned acquisition ($598,000) being included as an expense for the three months ended June 30, 2006 as well as a $67,000 decrease in share-based payment expense relating to stock options during the six months ended June 30, 2007 compared to the same period in 2006. We also implemented other cost reduction initiatives during March 2007, including a reduction in headcount. The total employees allocated to general and administrative expenses decreased to 19 employees as of June 30, 2007 when compared to 26 employees as of June 30, 2006.
     Our general and administrative expenses decreased $1,066,000 during the six months ended June 30, 2007 compared to the same period in 2006. General and administrative costs were 22% of revenues during the six months ended June 30, 2007 and 33% of revenue during the six months ended June 30, 2006. This decrease was primarily due to the non-recurring costs of the abandoned offering ($598,000) in 2006 as well as a $170,000 decrease in share-based payment expense from stock options, and a reduction in payroll expenses due to staff reductions.
Selling and marketing. Our selling and marketing expenses decreased by $338,000 for the three months ended June 30, 2007, compared to the same period in 2006. Selling and marketing expenses were 21% of revenues during the three months ended June 30, 2007 compared to 27% of revenues for the same period in 2006. Our selling and marketing expenses decreased by $447,000 during the six months ended June 30, 2007, compared to the same period in 2006. This decrease was due mainly to a decrease in labor costs from reduced headcount as well as a reduction in outside services. These outside services in 2006 included costs incurred to re-brand and launch the Innuity website and the development of the foundation for its go-to-market public relations campaign.
     Research and development. Our research and development expense remained constant at $349,000 for the three months ended June 30, 2007, compared to $341,000 for the same period in 2006. As a percentage of revenue, research and development costs were 6% for the three months ended June 30, 2007 and the three months ended June 30, 2006.
     Our research and development expense increased by $104,000 during the six months ended June 30, 2007 compared to the same period in 2006. The increase in research and development expenses was due primarily to an increase in labor costs for the development of new service offerings including the further development of products acquired through our acquisitions of the assets of Creditdiscovery LLC and Acquirint LLC in the fourth quarter of 2006. We expect that our research and development costs will continue to increase as we introduce new products into the market. As a percentage of revenue, research and development expenses were 7% of revenue for the six months ended June 30, 2007 and the six months ended June 30, 2006.
     Royalty. On January 1, 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty was amortized over 21 months and was fully amortized in 2006.
     Amortization. Our amortization expense remained almost constant at $255,000 for the three months ended June 30, 2007, compared to $246,000 during the same period in 2006. Amortization expense was $505,000 for the six months ended June 30, 2007 and $501,000 for the six months ended June 30, 2006.
     Gain on settlement of debt. During May 2007, we paid off the amount due pursuant to a settlement agreement relating to a disputed product-line purchase agreement. The total amount accrued under the disputed product-line purchase agreement was $1,100,000 and included in long-term debt. The amount paid under the settlement agreement was $500,000 plus $22,566 of penalties and interest. We recorded a gain for the difference between the amount accrued under the agreement and the amount paid.
     Interest. Our interest expense increased $164,000 for the three months ended June 30, 2007 compared to the same period in 2006. The increase was primarily due to interest on $2,000,000 of 15% notes payable that we issued in May 2007 and the amortization of debt discount on these notes. The debt discount on these notes ($478,000) was being amortized to interest expense over 12 months. As of June 30, 2007, the pay-off amount for these notes is 102.5% of the principal balance. Therefore we increased the carrying amount of these notes by 2.5% ($50,000) in June 2007 and charged the increase to interest expense.

     Our interest expense decreased by $78,000 during the six months ended June 30, 2007 compared to the same period in 2006. This decrease primarily related to the expensing of $232,000 of unamortized debt discount during the six months ended June 30, 2006 for debt that was converted to common stock. The expensing of the unamortized debt discount was partially offset by the interest expense of new debt issuances.
     Liquidity and Capital Resources
     Since inception, we have funded our operations primarily through borrowings and the issuance of equity securities. In 2006, we received approximately $3.5 million from the sale of 8% convertible notes, and converted other debt totaling $1.1 million into the new 8% convertible notes. In 2006, we received $345,000 from the sale of 15% convertible notes and in May 2007, we received $2,000,000 ($1,825,000 net of fees) from the issuance of 15% secured promissory notes and warrants to purchase common stock.
     Due to our recurring losses, negative cash flows, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006, expressed substantial doubt about our ability to continue as a going concern. As of June 30, 2007, we had current assets of $2,439,000 and current liabilities of $10,200,000, resulting in a working capital deficit of ($7,761,000). Our ability to continue as a going concern is dependent, in the near term, on our ability to obtain additional debt or equity financing, and, in the long term, on our ability to develop and maintain profitable operations. As of June 30, 2007, we also had $200,000 of debt due to a stockholder that was in default. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds through the issuance of debt or equity securities or other sources of financing in 2007.
     The 15% secured promissory notes we issued in May 2007 are due in May of 2008 and mature at 115% of the outstanding principal balance. We are also obligated to pay monthly interest at an annual interest rate of 15%. With the proceeds of the notes we paid off our credit lines with banks totaling $550,000, of which $450,000 which was past due and in default, and paid off the amount due under a settlement agreement relating to a disputed product-line purchase agreement. The remaining funds from the notes were used for working capital purposes. We will likely need to obtain additional funding in order to retire these notes at maturity.
     We used $113,000 of cash from operating activities during the six months ended June 30, 2007, and used $788,000 of cash in our operating activities during the same period in 2006. While we had net losses of $2,071,000 and $4,986,000, respectively, during the six months ended June 30, 2007, and 2006, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, expensing of prepaid royalties, accretion of debt discount, provisions for bad debts and gain on the settlement of debt. These non-cash items totaled $1,078,000 during the six months ended June 30, 2007, and $3,167,000 during the six months ended June 30, 2006. Changes in our operating assets and liabilities further offset our cash losses from operations by $880,000 during the six months ended June 30, 2007 and by $1,031,000 during the six months ended June 30, 2006. The $880,000 increase in cash from changes in operating assets and liabilities during the six months ended June 30, 2007 was due in part to increased collection of our accounts receivable, extended vendor payment cycles and growth in our deferred revenue from an increased number of customers prepaying for service contracts. It is unlikely that we will be able to generate significant cash from changes in our operating assets and liabilities in the future unless we are able to significantly grow our business.
     We purchased property and equipment of $20,000 and $166,000, during the six months ended June 30, 2007, and 2006, respectively. We paid $699,000 on our credit lines during the six months ended June 30, 2007 and had net borrowings against our credit lines of $110,000 during the six months ended June 30, 2006. We had principal payments on various debt instruments and capital leases of $876,000 and $90,000 during the six month periods ending June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 we received $1,825,000, net of debt issuance costs, from the issuance of notes payable and during the six months ended June 30, 2006, we received $6,000 from the exercise of stock options and warrants.

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
     We have not been profitable in any fiscal period since our inception, and may not be profitable in future periods. At June 30, 2007, we had an accumulated deficit of approximately $39 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
     If we fail to obtain additional funding to support our operations and capital expenditures, we may be required to reduce the cope of our business.
     As of June 30, 2007, we had a working capital deficit of approximately $7.8 million. Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm dated March 2, 2007, expressed substantial doubt about our ability to continue as a going concern. We will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities.
     The loss of key customers could negatively affect our revenues and profitability.
     One customer represented 11% of our total revenue during the three months ended June 30, 2007. This customer represented 11% of our total revenue during the year ended December 31, 2006. While we believe our relationships with our major customers are good, we do not generally have long-term contracts with them. Because of competitive changes and the fact that the types of solutions we offer may be available from a number of other providers there is the possibility that any customer could alter the amount of business it does with us, possibly very rapidly and with little advance warning or ability on our part to react. The loss of key customers would likely have a negative impact on our revenues and profitability.

     We may not be able to meet our obligations under our substantial indebtedness, some of which is past due and in default.
     In May 2007, we received $2,000,000 ($1,825,000 net of fees) for the issuance of 15% secured notes payable to a third party. Proceeds from the notes were used to retire debt that was in default and for working capital purposes. These notes mature in May 2008, and require the payment of monthly interest at an annual rate of 15% along with a payment of 115% of the principal balance at maturity. We will likely need to obtain additional debt or equity financing to fund the repayment of these notes at or before maturity.
     In addition, we have issued promissory notes to related parties totaling $822,000 (before debt discount). These notes include $345,000 of 15% notes due from April to July 2007, a note payable for $277,000 that has minimum quarterly payment obligations of $45,000, and $200,000 of demand notes for which the demand for payment has been made. We also have a note payable to an unrelated party totaling $228,000 that calls for monthly payments of $8,000.
     Our ability to meet our debt service obligations will depend on our future performance, which will be subject to a variety of business and other factors affecting our operations, many of which are beyond our control. If we are unable to significantly improve our cash flow from operations, we will need to obtain additional financing through the issuance of debt or equity securities to meet our obligations under outstanding debt. The degree to which we are leveraged and remain leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. If we are unable to pay these obligations, or any other indebtedness that may come due or that may accelerate as a result our default under any of these debt obligations, our business could be materially harmed.
     Our limited operating history makes evaluation of our business difficult.
     We commenced conduct of our current business in August 1999. We increased our revenues largely through acquisitions of other operating companies, most notably Merchant Partners in January 2004, and Jadeon and 10x Marketing in June of 2005. None of Jadeon, 10x Marketing or Merchant Partners has an operating history longer than five years, and the respective businesses have been operated together for only a short period of time. As a result, there are limited historical financial data upon which to base planned operating expenses or to forecast accurately our future operating results. Our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.
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
     Typically our Internet technology applications and solutions are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions at any time with little or no penalty. Our strategy to increase revenues and improve our profitability is partly dependent on our ability to increase revenues from existing customers by selling additional services to those customers. We are currently experiencing an annual turnover rate of approximately 20% in our customer base. Our ability to sell additional services to our existing customers, and our subscription renewal rates, may be impaired or decline due to a variety of factors, including the impact of the overall U.S. economic environment on small businesses, the services and prices offered by us and our competitors, and the degree of use of the Internet by small businesses. If we are unable to sell additional services to our existing customers, or if our renewal rates decline for any reason, our revenues may decrease and our business will be harmed.
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
     Our success depends on a significant number of small businesses making the decision to adopt and use online promotion and commerce applications and services such as search engine optimization, pay-per-click campaign advertising, local search business profiles, affiliate marketing management, search engine submission, web analytics, domain name registration and business and e-commerce websites. Currently, many small businesses do not have an Internet presence or market online, and it is uncertain whether a significant demand for creating an Internet presence and marketing online among small businesses will develop in the future. The market for our Internet technology applications and solutions is relatively new and untested. Our future revenues and profits, if any, will be substantially dependent upon the widespread acceptance, growth, and use of the Internet and other online business promotion and management tools by small businesses. Custom website development has been the predominant method of Internet enablement to date, and small businesses may be slow to adopt our Internet technology solutions. Further, if small businesses determine that having an Internet presence does not benefit their businesses, they would be less likely to purchase other Internet-based business promotion and management services. If the market for our Internet technology applications and solutions fails to grow, or grows more slowly than we currently anticipate, or if our technology solutions fail to achieve widespread customer acceptance, our business would be seriously harmed.

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
     The Internet and online promotion and commerce industries are characterized by rapid technological change, changing market conditions and customer demands. As a result, our Internet technology applications and solutions could become obsolete quickly. The introduction of competing services employing new technologies and the evolution or emergence of new industry standards could render our existing services obsolete and unmarketable. To be successful, our Internet technology applications and solutions must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. The development of systems and other proprietary technologies entails significant technical and business risk. We may encounter unexpected problems in connection with the development of our technologies, including cost overruns, bugs or software incompatibilities. Our existing technologies or those that we develop may not adequately address our customer’s business needs, or may not address those needs as well as our competitors’ service offerings. To remain competitive and successfully address the evolving needs of our small business customers, a significant portion of our resources will need to be expended to:
•	identify and anticipate emerging technological and market trends affecting the small business segment in which we do business;

•	enhance our current services offerings so as to increase their functionality, features and cost-effectiveness;

•	develop, license or acquire new applications or services that meet emerging customer needs;

•	modify our services offerings in response to changing business practices and technical requirements of our customers, as well as new regulatory requirements;

•	integrate our current and future services offerings with third-party systems and services;

•	continue to integrate sales and services from all of our business lines; and

•	create and maintain interfaces to changing customer and third party systems and services.

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
     We have rapidly expanded our operations and anticipate that further significant expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. Our employee base increased from 24 full-time employees as of January 1, 2004 to 151 full-time employees as of June 30, 2007. Such expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We anticipate that we will need to hire additional employees to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.
     The loss of any members of our senior management could harm our current and future operations and prospects.
     We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Linden Barney, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer, Shivonne Byrne, our Chief Marketing Officer, Stephen Ferrante, the President of our In-Store Services business line, Douglas Merryman, President of our Merchant Services business line, and James Crisera, President of our Promotion division. We do not have long-term employment agreements with any of the members of our senior management team nor do we carry key-man insurance. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of June 30, 2007, our executive officers together controlled approximately 36% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
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
     Our business may be harmed if we experience errors in our software.
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
     Item 3.           Controls and Procedures
          Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is identified under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
     PART II.      OTHER INFORMATION
     Item 1. Legal Proceedings
     In August 2003, we entered into a Product Line Purchase Agreement with Citysearch.com (an operating business of Ticketmaster.com) to acquire from Citysearch.com a segment of its business related to creating and hosting end-user directory websites. In exchange for the transfer to us of the hosting business and certain other material consideration, we agreed to pay Citysearch.com $2.4 million. We paid a total of $1.2 million to Citysearch.com under the agreement. In January 2006, we filed suit against Citysearch.com in the Superior Court of Washington for King County, seeking recovery of all monies paid by us pursuant to the agreement. Citysearch.com removed the case to the United States District Court for the Western District of Washington. In January 2007, we entered into settlement agreement with Citysearch.com whereby we agreed to pay $600,000 in settlement of all amounts due under the agreement by January 31, 2007. The settlement agreement was subsequently extended until February 28, 2007, in exchange for the payment of an additional $6,000. In March 2007, we paid $100,000 of the $600,000 due under the settlement agreement and the settlement agreement was further extended until April 27, 2007, when the remaining $500,000 was due. We paid the $500,000 along with $23,000 of penalties and interest on May 4, 2007, in full settlement of our obligations under the agreement.
     Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds
     In June 2007, we issued 150,000 shares of our common stock to two individuals for consulting services. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.

     Item 4. Submission of Matters to a Vote of Security Holders
          We held our annual meeting of shareholders on May 2, 2007 at which our shareholders considered the matters listed below and voted as follows:
1.	The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and qualified:

John R. Wall	John R. Dennis	Marvin A. Mall	Keith A. Cannon

Harold H. Kawaguchi	Greg M. Stevenson
          Mr. Wall and Mr. Mall each received a total of 11,948,345 shares voted in favor which was sufficient for election. Mr. Dennis received a total of 11,948,332 shares voted in favor which was sufficient for election. Meser’s Cannon, Kawaguchi and Stevenson each received 11,948,797 shares voted in favor which was sufficient for election.
2.	The shareholders considered whether to appoint Hansen Barnett & Maxwell P.C. as our independent public accountants. There were 12,305,137 votes cast in favor, 1,015 votes cast against and 200,017 votes withheld, which vote tally was sufficient for approval.
     Item 6.           Exhibits

Exhibit		Filed		Exhibit
No.	Description	Herewith	Form	No.	Filing Date
4.1	15% Senior Secured Note		8-K	4.1	05/09/07
4.2	15% Senior Secured Note		8-K	4.1	05/24/07
4.3	Form of Warrant		8-K	4.2	05/09/07
10.1	Securities Purchase Agreement, dated as of May 3, 2007, between Innuity, Inc. and Imperium Master Fund, Ltd.		8-K	10.1	05/09/07
10.2	Registration Rights Agreement, dated May 3, 2007, between Innuity, Inc. and Imperium Master Fund, Ltd.		8-K	10.2	05/09/07
10.3	Additional Note Purchase and Global Amendment Agreement, dated as of May 18, 2007, between Innuity, Inc. and Imperium Master Fund, Ltd.		8-K	10.1	05/24/07
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

     SIGNATURES
     Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNUITY, INC. (Registrant)
By:	/s/ JOHN R. WALL
John R. Wall
Chief Executive Officer, Treasurer and Secretary (Principal executive officer)

By:	/s/ LINDEN N BARNEY
Linden N Barney
Chief Financial Officer (Principal financial and accounting officer)

     Dated August 14, 2007