Form 10QSB
period 2007-09-30
INNUITY, INC. /UT/
filed 2007-11-14
CIK 1103645

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007

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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐            No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 7, 2007

Common stock
$.00025 par value	22,761,688
Transitional Small Business Disclosure Format:
Yes ☐            No ☑

Innuity, Inc.
Quarterly Report on Form 10-QSB
Quarter ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$409,489	$307,483
Settlement deposits	567,039	467,078
Settlement receivable, net of allowance for doubtful accounts of $17,457 and $12,864, respectively	165,165	173,098
Trade accounts receivable, net of allowance for doubtful accounts of $105,083 and $115,693, respectively	972,748	1,318,773
Inventories, net of allowance for obsolete inventory of $224,170 and $226,656, respectively	506,979	486,736
Other current assets	200,317	184,891

Total Current Assets	2,821,737	2,938,059

Property and equipment, net	626,429	901,318
Intangible assets, net	918,820	1,670,582
Goodwill	1,833,220	1,833,220

Total Assets	$6,200,206	$7,343,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable	$3,137,024	$2,587,227
Accrued salaries and wages	485,214	612,745
Merchant settlement payable	648,115	453,596
Accrued liabilities	1,102,536	1,229,872
Deferred revenues	2,863,485	2,543,397
Line of credit	50,000	699,365
Related party notes payable, current portion, net of discount of $121,940 and $2,700, respectively	656,946	658,105
Long-term debt, current portion, net of discount of $318,825 and $0 , respectively	1,826,887	1,294,529
Capital lease obligations, current portion	146,258	142,972

Total Current Liabilities	10,916,465	10,221,808

Long-Term Liabilities
Related party notes payable, net of discount of $0 and $248,357, respectively	—	330,832
Long-term debt, net of current portion	107,671	180,126
Capital lease obligations	80,644	190,024

Total Long-Term Liabilities	188,315	700,982

Total Liabilities	11,104,780	10,922,790

Commitments and Contingencies
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 22,461,688 shares and 20,741,538 shares issued and outstanding, respectively	5,615	5,185
Additional paid-in capital	34,568,259	32,897,053
Accumulated deficit	(39,478,448)	(36,481,849)

Total Stockholders’ Deficit	(4,904,574)	(3,579,611)

Total Liabilities and Stockholders’ Deficit	$6,200,206	$7,343,179

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues
Product sales	$1,894,212	$2,111,811	$6,284,749	$6,368,229
Services	3,318,444	3,336,763	9,732,958	9,595,902

Total revenues	5,212,656	5,448,574	16,017,707	15,964,131

Operating expenses
Cost of product sales	1,262,833	1,618,566	4,651,051	4,833,039
Cost of services	1,731,322	1,808,884	5,317,881	5,366,951
General and administrative	870,540	1,463,318	3,289,012	4,930,355
Selling and marketing	1,149,340	1,172,029	3,564,934	4,061,682
Research and development	330,460	318,239	1,140,394	1,020,869
Royalty expense	—	415,749	—	1,247,246
Amortization expense	246,307	229,095	751,762	728,950

Loss from operations	(378,146)	(1,577,306)	(2,697,327)	(6,224,961)

Other income (expense)
Gain from settlement of debt	—	—	577,434	—
Other income	—	682	—	70,391
Interest expense	(547,095)	(91,706)	(876,706)	(499,574)

Total other income (expense)	(547,095)	(91,024)	(299,272)	(429,183)

Net loss before income taxes	(925,241)	(1,668,330)	(2,996,599)	(6,654,144)

Income tax benefit	—	—	—	—

Net loss	$(925,241)	$(1,668,330)	$(2,996,599)	$(6,654,144)

Basic and Diluted Loss Per Common Share	$(0.04)	$(0.08)	$(0.14)	$(0.35)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,131,454	20,062,534	21,827,473	19,262,108

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2007	2006

Cash flows from operating activities

Net loss	$(2,996,599)	$(6,654,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,046,747	921,821
Accretion of discount on notes payable	338,130	318,703
Non-cash share based compensation	679,544	1,063,897
Common stock issued for services	288,325	497,744
Bad debt provision	146,623	260,782
Gain from settlement of debt	(577,434)	—
Expense for prepaid royalties	—	1,247,246
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	(99,961)	93,762
Trade accounts receivable	208,402	492,291
Settlement receivable	(1,067)	11,732
Inventories	(20,243)	(154,283)
Other current assets	(15,426)	(13,094)
Trade accounts payable	590,415	581,656
Merchant settlement payable	194,519	(217,293)
Accrued salaries and wages	(127,531)	142,042
Deferred revenues	320,088	58,068
Accrued liabilities	(51,576)	822,871

Total adjustments	2,919,555	6,127,945

Net cash used in operating activities	(77,044)	(526,199)

Cash flows from investing activities
Purchase of property and equipment	(20,096)	(170,975)

Net cash used in investing activities	(20,096)	(170,975)

Cash flows from financing activities
Proceeds from related party notes payable	—	345,000
Proceeds from issuance of long-term debt	1,825,000	—
Increase in line of credit	—	110,000
Payments on related party notes payable	(180,303)	(119,016)
Payments on long-term debt	(693,961)	(15,000)
Payments on capital lease obligations	(106,094)	(65,949)
Payments on line of credit	(649,365)	—
Proceeds from exercise of options and warrants	3,869	6,097

Net cash provided by financing activities	199,146	261,132

Net increase (decrease) in cash and cash equivalents	102,006	(436,042)
Cash and cash equivalents at beginning of period	307,483	696,997

Cash and cash equivalents at end of period	$409,489	$260,955

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

For the Nine Months Ended September 30,	2007	2006

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$334,213	$30,875

Noncash investing and financing activities

Discount on notes payable	303,115	332,232
Convertible debt converted to common stock	—	4,726,085
Accrued interest converted to common stock	—	198,727
Reclassification of deferrred compensation to aditional paid-in capital in accordance with SFAS No. 123R	—	1,013,308
Acquistion of property and equipment under terms of capital lease agreements	—	263,258

Conversion of long term debt to common stock	280,405	—
Conversion of accounts payable to common stock	40,618	—
Conversion of accrued interest to common stock	75,760	—
See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Innuity, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.
     Operating results for the three- and nine-month periods ended September 30, 2007 and 2006, are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission on March 6, 2007.
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
     The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. However, the Company has incurred substantial losses and has a working capital deficit and accumulated deficit as of September 30, 2007. In addition, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2006 expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain additional debt or equity financing. Unless the Company is able to significantly increase its revenues and cash flows from operating activities, it will be required to raise additional funds in order to continue operations. No assurance can be given that the Company will be able to obtain such financing or that the Company will be able to obtain such financing with agreeable terms.
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
     The Company grants stock options to employees, non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan. Vesting requirements for awards under this plan vary by individual grant and are time-based. The majority of the options granted under the plan have a contractual life of 10 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average estimated fair values of stock options granted as well as the weighted average assumptions used in calculating these values during the three and nine-month periods ended September 30, 2007 and 2006, are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Estimated values	$0.31	$1.23	$0.38	$2.52
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	186%	147%	187%	142%
Risk-free interest rate	4.5%	5.0%	4.5%	4.7%
Expected term (years)	5	5	5	5
     Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following summary presents information regarding outstanding options as of September 30, 2007, and changes during the nine-month period then ended with regard to all options:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Option	Price	Term	Value

Outstanding at December 31, 2006	2,159,911	$0.83
Granted	1,897,500	$0.39
Exercised	(43,686)	$0.10
Forfeited or expired	(251,356)	$0.59
Cancelled	(15,000)	$0.50

Outstanding at September 30, 2007	3,747,369	$0.61	8.67 Years	$17,619

Exercisable at September 30, 2007	1,450,704	$0.70	7.48 Years	$15,426

     The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2007, was $8,737. No share-based payment costs were capitalized during the three- and nine-month periods ended September 30, 2007. Total share-based payment expense for the three- and nine-month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of services	$14,837	$13,707	$22,267	$51,065
General and administrative expense	72,744	156,476	271,462	524,866
Sales and marketing expense	116,813	155,915	364,455	426,990
Research and development expense	7,622	15,862	21,360	60,976

Total share-based payment expense	$212,016	$341,960	$679,544	$1,063,897

3.	INVENTORIES
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
     Proceeds from the notes were used to pay-off the Company’s bank credit-lines ($550,000), of which $450,000 was in default, and to pay-off the amount due pursuant to a settlement agreement relating to a disputed product-line purchase agreement. The total amount accrued under the disputed product-line purchase agreement was $1,100,000 and included in long-term debt. The amount paid on May 4, 2007 under the settlement agreement was $500,000 plus $22,566 of penalties and interest. A gain equal to the difference between the amount accrued under the agreement and the amount paid has been recorded on the Company’s books in May 2007. The remaining proceeds from the notes were used for working capital purposes.
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
     Long-term debt consisted of the following as of September 30, 2007, and December 31, 2006:

	September, 30	December 31,
	2007	2006

Non-interest bearing note payable to an unrelated party, interest imputed at 8%, settled with cash payment of $522,566	$—	$1,200,000

Note payabable to an unrelated party, interest at 15%, net of discount of $318,825, matures May 2008	1,731,175	—

Note payable to an unrelated party, interest imputed at 2.49%, matures October 2008, monthly payments of $8,357	203,383	274,655

Total debt	$1,934,558	$1,474,655
Less current maturities	(1,826,887)	(1,294,529)

Long-term debt	$107,671	$180,126

     Related party notes payable consisted of the following as of September 30, 2007, and December 31, 2006:

	September 30,	December 31,
	2007	2006

Notes payable to a shareholder, interest at 12%, due on demand, in default, unsecured	$200,000	$200,000

Note payable to former owner of Jadeon, interest at 5%, net of discount of $18,270 and $22,944, unsecured	215,616	391,244

Note payable to a related party, interest at 8%, Settled by issuing shares of common stock in January 2007	—	280,805

Convertible note payable to related parties, interest at 15%, matures beginning April 2008, net of discount of $103,670 and $228,112, secured	241,330	116,888

Total related party notes payable	$656,946	$988,937
Less current maturities	(656,946)	(658,105)

Long-term related party notes payable	$—	$330,832

     A demand notice was given to the Company for the $200,000 of notes payable to a shareholder listed above. Since the Company did not repay the notes when the demand notice was given, it is considered to be in default per the provisions of the note. The Company has accrued interest on these notes at the 12% default rate called for in the notes since the default occurred.

5. COMMON STOCK
     The Company’s common stock transactions during the nine months ended September 30, 2007, were as follows:
     The Company issued 646,979 shares of common stock in January 2007 for the conversion of related party debt and related accrued interest. The value of the notes converted was $280,805 along with accrued interest of $42,684. The difference between the fair value of the stock issued and the balance of the notes payable and accrued interest ($45,689) was recorded as compensation expense during the nine months ended September 30, 2007.
     The Company issued 175,000 shares of common stock in March 2007 as part of a termination of a commission agreement with a third party. As a result of this issuance, $40,618 of accounts payable was converted to common stock and the Company recorded $60,882 of compensation expense during the nine months ended September 30, 2007.
     The Company issued 66,152 shares of common stock in February 2007 to the holders of the 15% convertible notes as payment of $33,076 in accrued interest. The difference between the accrued interest and the fair value of shares issued ($4,631) was recorded as additional interest expense during the nine months ended September 30, 2007.
     In June 2007 the Company issued 90,000 shares of common stock to Robert K. Bench, who served as the Company’s Chief Financial Officer until June 18, 2007, and 50,000 shares of common stock to John R. Dennis, a Director and President of the Company. The shares issued to Mr. Bench and to Mr. Dennis were in lieu of cash compensation for services rendered and were valued at $0.30 per share and the Company recognized $42,000 of compensation expense during the nine months ended September 30, 2007.
     The Company issued a total of 150,000 shares of common stock in June 2007 to two third parties for consulting services. These shares were valued at $0.30 per share and the Company recognized $45,000 of expense during the nine months ended September 30, 2007.
     The Company issued a total of 500,000 shares of common stock in August 2007 to a third party for consulting services. These shares were valued at $0.18 per share and the Company recognized $90,000 of expense during the nine months ended September 30, 2007.
6. LOSS PER SHARE
     Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible instruments, if dilutive. Shares issuable upon conversion of debt and interest, and shares issuable upon the exercise of options and warrants totaling 5,664,222 have not been included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2007, because the effect would be anti-dilutive. Shares issuable upon the conversion of debt and interest, and shares issuable upon the exercise of options and warrants to purchase 2,415,107 shares of common stock have not been included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2006, because the effect would be anti-dilutive.
7. SEGMENT INFORMATION
     Information related to the Company’s reportable operating business segments is shown below. The Company’s reportable segments are reported in a manner consistent with the way management evaluates the businesses.

     Promotion division – Through the Promotion division, the Company connects businesses with customers most likely to buy their particular products or services. Applications include search engine optimization, pay-per-click campaign management, local search business profiles, link recruitment, conversion rate enhancement, search engine submission, affiliate marketing, web analytics tools and management, domain name registration, business and eCommerce websites and custom design services.
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
     The following presents certain segment information as of and for the three months ended September 30, 2007:

	For the Three Months Ended September 30, 2007
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$567,462	$4,645,194	$—	$5,212,656
Depreciation and amortization	118,270	225,962	—	344,232
Interest expense	20,681	14,157	512,257	547,095
Segment income (loss)	(47,099)	355,872	(1,234,014)	(925,241)
Segment assets	798,068	5,364,005	38,134	6,200,206
     The following presents certain segment information as of and for the nine months ended September 30, 2007:

	For The Nine Months Ended September 30, 2007
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$1,746,699	$14,271,008	$—	$16,017,707
Depreciation and amortization	367,653	679,094	—	1,046,747
Interest expense	23,627	20,916	832,163	876,706
Segment income (loss)	(10,099)	218,355	(3,204,855)	(2,996,599)
Segment assets	798,068	5,364,005	38,134	6,200,206
     The following presents certain segment information as of and for the three months ended September 30, 2006:

	For the Three Months Ended September 30, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$880,731	$4,567,843	$—	$5,448,574
Depreciation and amortization	68,757	237,506	—	306,263
Interest expense	—	2,323	89,383	91,706
Segment loss	(745,760)	(375,317)	(547,253)	(1,668,330)
Segment assets	1,106,984	5,897,528	45,352	7,049,864

     The following presents certain segment information as of and for the nine months ended September 30, 2006:

	For The Nine Months Ended September 30, 2006
	Promotion	Commerce	Intercompany	Total

Revenue from external customers	$2,641,969	$13,322,162	$—	$15,964,131
Depreciation and amortization	267,100	654,721	—	921,821
Interest expense	—	2,323	497,251	499,574
Segment loss	(1,601,595)	(1,554,109)	(3,498,440)	(6,654,144)
Segment assets	1,106,984	5,897,528	45,352	7,049,864
     Assets of the Company that are not included in segment assets consist of corporate level prepaid expenses. A reconciliation of segment income (loss) to the Company’s consolidated loss for the three and nine-month periods ended September 30, 2007 and 2006 are as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Segment income (loss)	$308,773	$(1,121,077)	$208,256	$(3,155,704)

Unallocated items:
Interest expense	(512,258)	(89,383)	(832,162)	(497,251)
Share-based payments	(302,139)	(108,344)	(967,869)	(1,303,881)
Professional services	(207,305)	(238,086)	(595,927)	(1,043,578)
Executive and administrative expenses	(212,314)	(112,122)	(808,897)	(724,122)
Other income	—	682	—	70,392

Consolidated net loss	$(925,243)	$(1,668,330)	$(2,996,599)	$(6,654,144)

     During the three and nine months ended September 30, 2007, all of the Company’s revenues and assets were in the United States of America and Canada. During the three and nine months ended September 30, 2007, revenue from one customer represented 14% of total revenue. This same customer also represented approximately 28% of our outstanding trade accounts receivable as of September 30, 2007.
8. INTEREST EXPENSE PAYABLE TO RELATED PARTY
     For approximately a five year period through May 2007, a significant portion of the outstanding debt of the Company was secured by personal guarantees of the Company’s Chairman and Chief Executive Officer, John Wall. These personal guarantees restricted the use of certain assets of Mr. Wall during the time period for which the debt secured by his personal guarantees was outstanding. In August 2007, the Company’s Board of Directors approved the payment of $250,000 of interest expense to Mr. Wall for the use of his personal guarantees. The accrual of this interest is included in interest expense during the three and nine months ended September 30, 2007. As of September 30, 2007, $165,000 was still outstanding.
9. SUSEQUENT EVENT
On November 2, 2007, the Company issued a total of 300,000 shares of common stock to its outside directors (100,000 shares to each outside director) for compensation for services rendered as members of the Board of Directors.
On November 7, 2007, the Company sold a domain name and a trademark to a third party for $1,250,000.

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
     We deliver our Internet technology applications and solutions through our Innuity Internet technology platform. Employing proprietary technology and integration processes, our technology platform provides small businesses the opportunity to choose applications that are right for their businesses—individually or as an integrated suite—with minimal initial start-up costs and maintenance. With our use-based pricing, small businesses pay a monthly subscription fee for our applications they choose to use.
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
     Operations Review
     The following discussion presents certain changes in our revenue and expenses that have occurred during the three and nine months ended September 30, 2007, as compared to the same periods in 2006.
     Analysis of Condensed Consolidated Statements of Operations

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2007	2006	Change	2007	2006	Change

Revenues
Product sales	$1,894,212	$2,111,811	-10%	$6,284,749	$6,368,229	-1%
Services	3,318,444	3,336,763	-1%	9,732,958	9,595,902	1%

Total revenues	5,212,656	5,448,574	-4%	16,017,707	15,964,131	0%

Operating expenses
Cost of product sales	1,262,833	1,618,566	-22%	4,651,051	4,833,039	-4%
Cost of services	1,731,322	1,808,884	-4%	5,317,881	5,366,951	-1%
General and administrative	870,540	1,463,318	-41%	3,289,012	4,930,355	-33%
Selling and marketing	1,149,340	1,172,029	-2%	3,564,934	4,061,682	-12%
Research and development	330,460	318,239	4%	1,140,394	1,020,869	12%
Royalty expense	—	415,749	-100%	—	1,247,246	-100%
Amortization expense	246,307	229,095	8%	751,762	728,950	3%

Loss from operations	(378,146)	(1,577,306)	-76%	(2,697,327)	(6,224,961)	-57%

Other income (expense)
Gain from settlement of debt	—	—	*	577,434	—	*
Other income	—	682	*	—	70,391	*
Interest expense	(547,095)	(91,706)	497%	(876,706)	(499,574)	75%

Total other income (expense)	(547,095)	(91,024)	501%	(299,272)	(429,183)	-30%

Net Loss	$(925,241)	$(1,668,330)	-45%	$(2,996,599)	$(6,654,144)	-55%

*	Calculation is not meaningful
Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below:

Revenues
     Revenues decreased by $236,000 for the three months ended September 30, 2007, compared to the same period in 2006. The net decrease was due to a $313,000 decrease in revenue generated by our Promotion division, offset by a $77,000 increase in revenue generated by our Commerce division. The higher revenue in our Commerce division includes a $248,000 increase in our Merchant Services business line revenue offset by a $171,000 decrease in our In-Store Systems business line revenue. The decrease in revenue from our Promotion division was due mainly to a planned migration away from enterprise customer search engine optimization services that were acquired in June 2005 (10x Marketing LLC) and toward small business search engine marketing offerings that were launched in March 2007 under our LeadConnect product offering, and a continued decline in revenue from the attrition in the customer base we purchased from CitySearch.com in August 2003. The increase in our Merchant Services business line revenue is primarily the result of a source code license sale ($290,000) from our Credit Discovery product. The decrease in our In-Store business line revenue was due, in part to non-reoccurring revenue from a large contract recognized during the three months ended September 30, 2006 that was not replaced during the three months ended September 30, 2007.
     Revenues increased by $54,000 for the nine months ended September 30, 2007, when compared to the same period in 2006. This increase represents a $949,000 increase in our Commerce division revenue, offset by a $895,000 decrease in our Promotion division revenue. The increase in our Commerce division revenue was mainly attributable to an increase in our In-Store business line revenue from the continued roll-out of our chain partners’ implementation of our technology and the growth of new customers during the first half of 2007. The decrease in our Promotion division revenue was mainly due to the planned migration away from enterprise customer search engine optimization services toward small business search engine marketing offerings and the continued decline in revenue from the attrition in the customer base we purchased from CitySearch.com in August 2003.
     While we have experienced a decline in revenue from the migration away from enterprise customer search engine optimization services, we do not anticipate that this migration will cause significant declines in future revenue as the revenue from our search engine optimization services to small business continues to ramp. Total revenue from our Promotion division remained constant at $567,000 for the three months ended September 30, 2007, when compared to $561,000 for the three months ended June 30, 2007.
Expenses
Cost of product sales. We incurred $1,263,000 in costs of product sales for the three months ended September 30, 2007, compared to $1,619,000 for the same period in 2006. Our margins for product revenue increased to 33% during the three months ended September 30, 2007, compared to 23% for the same period in 2006. We incurred $4,651,000 in costs of product sales for the nine months ended September 30, 2007, compared to $4,833,000 during the same period in 2006. Our margins for product revenue increased to 26% during the nine months ended September 30, 2007, compared to 24% for the same period in 2006. The increase in margin of product sales was due mainly to the sale of a source code license of our Credit Discovery product line during the three months ended September 30, 2007 which had no significant associated variable cost of sales.
     Cost of services. Our cost of services decreased $78,000 during the three months ended September 30, 2007, compared to the same period in 2006. This decrease in costs was due primarily to the consolidation of resources and reduction in head count in the search engine optimization service offerings within our Promotion division. The margin for our service revenue increased to 48% during the three months ended September 30, 2007 compared to 46% of revenue for the same period in 2006. The increase in margin was due to a change in the mix of our service offerings with the introduction of new higher margin offerings.
     Our cost of services decreased by $49,000 during the nine months ended September 30, 2007 when compared to the same period in 2006. This increase was due primarily to the consolidation of resources and the reduction in head count in the search engine optimization service offerings within our Promotion division. The margin for our service revenue increased slightly to 45% during the nine months ended September 30, 2007 when compared to 44% for the same period in 2006.
     General and administrative. Our general and administrative expenses decreased $593,000 during the three months ended September 30, 2007, compared to the same period in 2006. General and administrative costs were

17% of revenues during the three months ended September 30, 2007 compared to 27% of revenues for the same period in 2006. We reversed previously accrued penalties (we reversed $37,000 of $67,000 accrued during the three months ended September 30, 2006, and $200,000 of penalties that were accrued in December of 2006) during the three months ended September 30, 2007. The $200,000 of penalties accrued in December of 2006, were associated with registration rights granted in connection with securities we issued. We registered the resale of these securities with the United States Securities and Exchange Commission in July of 2007. As a result, we reversed all accrued and unpaid penalties associated with the registration rights attached to these securities. Our share-based payment costs allocated to general and administrative expenses decreased by $83,000 during the three months ended September 30, 2007, compared to the same period in 2006. We also implemented other cost reduction initiatives during March 2007, including a reduction in headcount. The total employees allocated to general and administrative expenses decreased to 19 employees as of September 30, 2007, compared to 25 employees as of September 30, 2006.
     Our general and administrative expenses decreased $1,641,000 for the nine months ended September 30, 2007 compared to the same period in 2006. General and administrative costs were 21% of revenues during the nine months ended September 30, 2007 and 31% of revenue during the nine months ended September 30, 2006. This decrease was primarily due to the $237,000 reversal of accrued penalties discussed above; non-recurring costs of an abandoned acquisition ($598,000) in 2006; a $253,000 decrease in share-based payment expense; a $367,000 reduction in professional services associated with business development and financing activities; and a reduction in staff.
     Selling and marketing. Our selling and marketing expenses decreased $23,000 for the three months ended September 30, 2007, compared to the same period in 2006. Selling and marketing expenses remained constant at 22% of revenues during the three months ended September 30, 2007, and the three months ended September 30, 2006. Our selling and marketing expenses decreased by $497,000 during the nine months ended September 30, 2007, compared to the same period in 2006. This decrease was due mainly to a decrease in labor costs from reduced headcount as well as a reduction in outside services. These outside services in 2006 included costs incurred to re-brand and launch the Innuity website and the development of the foundation for our go-to-market public relations campaign.
     Research and development. Our research and development expense remained constant at $330,000 for the three months ended September 30, 2007, compared to $318,000 for the same period in 2006. As a percentage of revenue, research and development costs were 6% for the three months ended September 30, 2007 and the three months ended September 30, 2006.
     Our research and development expense increased by $120,000 for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in research and development expenses was due primarily to an increase in labor costs for the development of new service offerings including the further development of products we acquired through the Creditdiscovery and Acquirint acquisitions in the fourth quarter of 2006. We expect that our research and development costs will continue to increase both in dollar amount and as a percentage of revenue as we introduce new products into the market. As a percentage of revenue, research and development expenses were 7% of revenue for the nine months ended September 30, 2007 and 6% of revenue for the nine months ended September 30, 2006.
     Royalty. On January 1, 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty was amortized over 21 months and was fully amortized in 2006.
     Amortization. Our amortization expense remained almost constant at $246,000 for the three months ended September 30, 2007, compared to $229,000 for the same period in 2006. Amortization expense was $752,000 for the nine months ended September 30, 2007 and $729,000 for the nine months ended September 30, 2006.
     Gain on settlement of debt. During May 2007, we paid off the amount due pursuant to a settlement agreement relating to a disputed product-line purchase agreement. The total amount accrued under the disputed product-line purchase agreement was $1,100,000 and included in long-term debt. The amount paid under the settlement agreement was $500,000 plus $22,566 of penalties and interest. We recorded a gain for the difference between the amount we accrued under the agreement and the amount we paid.

     Interest. Our interest expense increased $455,000 for the three months ended September 30, 2007, compared to the same period in 2006. Interest expense increased $377,000 for the nine months ended September 30, 2007, compared to the same period in 2006. The increase in interest was due, in part to $250,000 of interest payable to John Wall, our Chairman and Chief Executive Officer for the use of his assets to personally guarantee our bank credit line, our merchant processing accounts and amounts due under our product line purchase agreement with CitySearch.com. These guarantees were in effect over a time period of approximately five years ending in May 2007. The interest payable to Mr. Wall was approved by our Board of Directors in August 2007. Other significant increases relate to interest on $2,000,000 of 15% notes payable that we issued in May 2007 and the amortization of debt discount on these notes. We are amortizing he debt discount on these notes ($478,000) into interest expense over 12 months.
     The pay-off amount for these notes increased to 102.5% of the principal balance in June 2007. Therefore we increased the carrying amount of these notes by 2.5% ($50,000) in June 2007 and charged the increase to interest expense.
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
     Due to our recurring losses, negative cash flows, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2006, expressed substantial doubt about our ability to continue as a going concern. As of September 30, 2007, we had current assets of $2,822,000 and current liabilities of $10,916,000, resulting in a working capital deficit of ($8,094,000). Our ability to continue as a going concern is dependent, in the near term, on our ability to obtain additional debt or equity financing, and, in the long term, on our ability to develop and maintain profitable operations. As of September 30, 2007, we also had $200,000 of debt due to a stockholder that was in default. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds through the issuance of debt or equity securities or other sources of financing.
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
     On November 7, 2007, we sold a domain name and trademark to a third party for $1,250,000.
     We used $77,000 of cash from operating activities during the nine months ended September 30, 2007, and used $526,000 of cash in our operating activities during the same period in 2006. While we had net losses of $2,997,000 and $6,654,000, respectively, during the nine months ended September 30, 2007, and 2006, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, expensing of prepaid royalties, accretion of debt discount, provisions for bad debts and gain on the settlement of debt. These non-cash items totaled $1,922,000 during the nine months ended September 30, 2007, and $4,310,000 during the nine months ended September 30, 2006. Changes in our operating assets and liabilities further offset our cash losses from operations by $998,000 during the nine months ended September 30, 2007 and by $1,818,000 during the nine months ended September 30, 2006. The $998,000 increase in cash from changes in operating assets and liabilities during the nine months ended September 30, 2007 was due in part to increased collection of our accounts receivable, extended vendor payment cycles and growth in our deferred revenue from an increased number of customers prepaying for service contracts. It is unlikely that we will be able to generate significant cash from changes in our operating assets and liabilities in the future unless we are able to significantly grow our business.
     We purchased property and equipment of $20,000 and $171,000, during the nine months ended September 30, 2007, and 2006, respectively. We paid $649,000 on our credit lines during the nine months ended September 30, 2007 and had net borrowings against our credit lines of $110,000 during the nine months ended September 30, 2006. We had principal payments on various debt instruments and capital leases of $980,000 and $200,000 during the nine month periods ending September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 we received $1,825,000, net of debt issuance costs, from the issuance of notes payable and during the nine months ended September 30, 2007 and 2006, we received $4,000 and $6,000, respectively, from the exercise of stock options and warrants.
     As a result of the issuance of the secured promissory notes, the increase in the collections of our accounts receivable and the anticipated renewal and prepayment of customer service contracts, we believe we have sufficient funds to continue operations at current levels through at least March, 2008. We do not have a sufficient credit line or other borrowing facilities to fund operations or the payment of the secured promissory notes that are due in May, 2008. To continue our current level of operations beyond these dates, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.
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
     We have not been profitable in any fiscal period since our inception, and may not be profitable in future periods. At September 30, 2007, we had an accumulated deficit of approximately $39 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
     If we fail to obtain additional funding to support our operations and capital expenditures, we may be required to reduce the scope of our business.
     As of September 30, 2007, we had a working capital deficit of approximately $8.1 million. Due to our recurring losses, negative cash flows, working capital deficit, and accumulated deficit, the report of our independent registered public accounting firm dated March 2, 2007, expressed substantial doubt about our ability to continue as a going concern. We will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities.

     The loss of key customers could negatively affect our revenues and profitability.
     One customer represented 14% of our total revenue during the three months ended September 30, 2007. This customer represented 11% of our total revenue during the year ended December 31, 2006. While we believe our relationships with our major customers are good, we do not generally have long-term contracts with them. Because of competitive changes and the fact that the types of solutions we offer may be available from a number of other providers there is the possibility that any customer could alter the amount of business it does with us, possibly very rapidly and with little advance warning or ability on our part to react. The loss of key customers would likely have a negative impact on our revenues and profitability.
     We may not be able to meet our obligations under our substantial indebtedness, some of which is past due and in default.
     In May 2007, we received $2,000,000 ($1,825,000 net of fees) for the issuance of 15% secured notes payable to a third party. Proceeds from the notes were used to retire debt that was in default and for working capital purposes. These notes mature in May 2008, and require the payment of monthly interest at an annual rate of 15% along with a payment of 115% of the principal balance at maturity. We will likely need to obtain additional debt or equity financing to fund the repayment of the notes at or before maturity.
     In addition, we have issued promissory notes to related parties totaling $779,000 (before debt discount). These notes include $345,000 of 15% notes due from April to July 2007, a note payable for $234,000 that has minimum quarterly payment obligations of $45,000, and $200,000 of demand notes for which the demand for payment has been made. We also have a note payable to an unrelated party totaling $203,000 that calls for monthly payments of $8,000.
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
     We commenced conduct of our current business in August 1999. We increased our revenues largely through acquisitions of other operating companies, most notably Merchant Partners in January 2004, and Jadeon and 10x Marketing in June of 2005. Neither 10x Marketing or Merchant Partners has an operating history longer than five years, and our businesses have been operated together for only a short period of time. As a result, there are limited historical financial data upon which to base planned operating expenses or to forecast accurately our future operating results. Our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.
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
     Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to attest to our evaluation annually, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’

confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.
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
     We depend on the efficient and uninterrupted operation of our computer network systems, software, data center and telecommunications network, as well as the systems of third parties. Our systems and operations of those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses, or changes within their networks. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:
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
     We rely to a substantial extent on third parties to provide our equipment, software, data, systems and services. In some circumstances, we rely on a single supplier or limited group of suppliers. For example, our merchant gateway service requires the assistance of third-party payment processors. If any of these processors cease to allow us to access their processing platforms, our ability to process credit card payments would be severely impacted. In addition, we depend on our Originating Depository Financial Institution (ODFI) partner to process ACH transactions, and our ability to process these transactions would be severely impacted if we were to lose our ODFI partner for any reason. We rely on distribution partners and local search engines to publish our LeadConnect service offering. Should they no longer distribute or publish this information, our ability to provide this service would be severely impaired. Also, a significant amount of business from our In-Store business line is the result of a reseller agreement from a large equipment and software supplier for point-of-sales systems. A termination of this reseller agreement would have a significant adverse impact on the revenue from this business line.
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
     We have rapidly expanded our operations and anticipate that further significant expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. Our employee base increased from 24 full-time employees as of January 1, 2004 to 149 full-time employees as of September 30, 2007. Such expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We anticipate that we will need to hire additional employees to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.
     The loss of any members of our senior management could harm our current and future operations and prospects.
     We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Linden Barney, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer, Stephen Ferrante, the President of our In-Store Services business line, Douglas Merryman, President of our Merchant Services business line, and James Crisera, President of our Promotion division. We do not have long-term employment agreements with any of the members of our senior management team nor do we carry key-man insurance. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of September 30, 2007, our executive officers together controlled approximately 36% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
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
     In November 2004, the federal government passed legislation placing a three-year ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. Subsequently, the federal government extended the ban until November 2011. An increase in taxes may make electronic commerce transactions less attractive for small businesses, which could result in a decrease in the level of demand for our Internet technology applications and solutions.
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
          The Company’s principal executive officer and principal financial officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.
     PART II. OTHER INFORMATION
     Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     In August 2007, we issued 500,000 shares of our common stock to a third party for consulting services. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.
On November 2, 2007, we issued 300,000 shares of our common stock to our outside directors (100,000 shares each to Harold Kawaguchi, Greg Stevenson and Keith Cannon). These shares were issued for compensation for services rendered as members of our Board of Directors. We relied on an exemption from registration pursuant to Section 4(2) of Regulation D of the Securities Act.

Item 6. Exhibits

Exhibit		Filed		Exhibit
No.	Description	Herewith	Form	No.	Filing Date

10.1	Innuity, Inc. Amended and Restated 1999 Stock Option Plan	X

10.2	Domain Name and Trademark Purchase Agreement, by and among innuity, Inc., Vista.com, Inc., and VistaPrint Technologies Limited, dated November, 7, 2007.		8-K	10.1	11/13/2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

     Dated November 14, 2007