Form 10-K
period 2007-12-31
INNUITY, INC. /UT/
filed 2008-04-15
CIK 1103645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 000-29129

INNUITY, INC.
(Exact name of registrant as specified in its charter)

UTAH	87-0370820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8644 154TH AVENUE NE REDMOND, WA (Address of principal executive offices)	98052 (Zip Code)

Registrant’s Telephone Number, Including Area Code:
(425) 497-9909

Securities registered pursuant to Section 12(b) of the Act:
None

(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $4,002,000.

Common Stock:

At March 31, 2008 there were 24,820,224 shares of the registrant’s common stock, par value $0.00025 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Item 5 of this report and the information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2008 annual meeting of stockholders.

INNUITY, INC.

Form 10-KSB

PART I

References herein to “we,” “us,” “our,” and “the Company” refer to Innuity, Inc. and its wholly-owned subsidiaries unless the context states or implies otherwise.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “estimates,” “may,” “intends,” “expects” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Description of Business,” “Management’s Discussion and Analysis or Plan of Operation” and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled Item 1A and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Our business currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division can facilitate and improve a small business’ selling processes and transaction processing capabilities. In 2008 we intend to establish our Productivity division which will be focused on helping our small business customers improve how they manage and measure their businesses.

Sale of In Store Systems Business Line

Innuity operates two separate divisions: the Promotion division and the Commerce division. The Commerce division is composed of two business lines: Merchant Services and In Store Systems. We are currently negotiating the sale of our In Store Systems business line with a third party. We initially acquired the Point of Sale system reseller Jadeon Inc. in June of 2005 and formed the In Store Systems business line with this acquisition.

Based on the dependency of this business line on a significant reseller agreement, our market for the business line has historically been limited. Therefore, we entered into extensive negotiations with the potential buyer in an effort to arrive at a fair price for the sale of the business line. The sale of the business line will help us complete our restructuring allowing us to focus on our higher-margin core Internet based services.

Market Overview

According to government statistics, there are over 25 million businesses in the United States with fewer than 500 employees. Market intelligence firm IDC predicts that while worldwide IT spending will grow by 5% in 2008, small to medium-sized business (SMB) IT spending will grow by just over 7%.

IDC also sees an industry shift towards increased selling of SaaS products to SMBs, citing the growing use of the Internet by SMBs leading to greater use of hosted and SaaS solutions. From 2004 to 2009, IDC expects the overall SaaS market to grow at an annual compound rate of 21 percent until it reaches a $10.7 billion market in 2009. AMI Partners has reported that SaaS adoption by SMBs has more than doubled from 10% in 2004 to 21% in 2007.

Based on our experience serving over 39,000 small businesses, we believe that small businesses generally are limited in their choice of highly functional and affordable technology solutions. We believe larger enterprise software vendors have not modified their complicated enterprise-level solutions to appropriately address small businesses’ information system needs; it usually takes small businesses substantial work, time and integration resources to successfully implement and use applications based on enterprise-level solutions. We also believe traditional technology applications designed for small businesses have tended to be one-off or isolated point solutions which are generally difficult to use, expensive and often challenging to integrate with other applications. Fundamentally, we believe most technology vendors have simply found it difficult to credibly and efficiently market and sell their applications to the fragmented small business sector.

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

Based on these trends, the capacity provided by our Velocity platform and strategic relationships such as our private label partners, we believe we are well-positioned to offer affordable small-business-centric applications, integrated packages and related products to millions of small businesses.

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

Our two operating divisions — Promotion and Commerce — develop, integrate and maintain information system solutions for helping small businesses successfully navigate these life stages. To solve targeted life cycle needs, we combine applications from different divisions into integrated packages as well as sell targeted products individually. We also plan on developing a Productivity division during 2008 to help small businesses manage business operations.

Our Promotion division connects businesses with customers who are most likely to buy their particular products and services — helping generate new customers for small businesses as well as grow existing customer revenue. Applications include local search services Yellow Page-Guides (YP Guides) and Lead Connect, pay-per-click advertising, search engine optimization, link recruitment, conversion rate enhancement, web analytics tools, domain name registration, business and eCommerce websites and email.

Our Commerce division provides all the operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment.

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

Strategy Overview

Our overall business objective is to be the leading provider of affordable Internet technology applications and solutions to small businesses, offering them the technology and services they need to promote, sell, service and manage their products, customers and businesses. Key elements of our strategy include:

•	Expanding our sales, marketing and distribution efforts through private label partners, and on a direct basis;

•	Focusing on key vertical markets, such as retail, restaurant and hospitality;

•	Expanding and continuing to integrate the offerings in our two divisions (Promotion and Commerce);

•	Launching our planned Productivity division;

•	Enabling integration of third-party onsite systems and applications with our Internet technology platform; and

•	Increasing the number of applications and services used by our customers.

Marketing & Sales Overview

We market and sell our Internet technology applications and solutions via two distinct approaches:

•	Private Label Partnerships — Private label packages are sold under the partner’s brand to small businesses. We enter into strategic partner arrangements with well-positioned, “market leader” companies such as Sam’s Club and Sallie Mae which private label our offerings and sell them to their small business customers under their own brands. We support our private label partners with an inbound and outbound marketing-sales model designed to obtain paying and courtesy customers, up-sell those customers and deliver superior customer service.

•	Direct Sales Model — Based in key large cities, Innuity employs direct sales representatives who call on small business owners. The sales teams start by offering our local search services including premier listings in our Yellow Page Guides directory and our LeadConnect Service that publishes the key business data to popular search engines such as Yahoo and Google. Once an initial relationship with the small business is established, the sales representatives will then consult with the small business to offer them any additional online marketing, website, ecommerce or transaction processing solutions to help meet their business goals.

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

Our January 2004 acquisition of the credit card and ACH transaction processing business of Merchant Partners.com, LLC gave us the capability of processing virtually any type of sales transaction, whether online or offline, for our small business customers. We also increased our business promotion services offerings through our June 2005 acquisition of 10x Marketing, LLC, an Internet marketing firm with expertise in online marketing and search engine optimization and functionality. In June 2005 we acquired a POS system installation and services business which we are currently in negotiations to sell and is now recorded as a discontinued operation.

Our principal executive offices are located at 8644 154th Avenue NE, Redmond, Washington 98052. Our investor relations telephone number is (801) 705-5128. For more information about our company, contact:

Innuity, Inc.
Attn: Linden Barney, Chief Financial Officer
8644 154th Avenue, NE
Redmond, Washington 98052
Fax: (801) 705-9372
E-mail: investor_relations@innuity.com

Industry Background

The U.S. small business sector is made up of millions of companies whose aggregate spending on technology tools and promotional services exceeds $100 billion. The U.S. Census Bureau estimated that in 2005 there were over 25 million small businesses in the U.S., defined as firms with fewer than 500 employees, with the vast majority having fewer than 50 employees.

Market intelligence firm IDC predicts that while worldwide IT spending will grow by 5% in 2008, small to medium-sized business (SMB) IT spending will grow by just over 7%. IDC also sees an industry shift during 2008 towards increased selling of SaaS products to SMBs, citing the growing use of the Internet by SMB’s leading to greater use of hosted and SaaS solutions. From 2004 to 2009, IDC expects the overall SaaS market to grow at an annual compound rate of 21 percent until it reaches a $10.7 billion market in 2009. AMI Partners has reported that SaaS adoption by SMB’s has more than doubled from 10% in 2004 to 21% in 2007.

Based on our own experience selling applications and services to over 39,000 small business customers, we believe that small business owners are generally cost conscious, seek a recognizable return on the investments they make in technologies and expect high customer service levels and product quality. Unfortunately, many traditional feature-rich enterprise applications are complex, and therefore expensive to develop, purchase and maintain. While there are some low-cost alternatives for particular applications and services, these tend to have more limited functionality, are often based on older architectures and are typically more expensive to integrate with other small business applications. Because of their comparatively high volumes of sales transactions, we believe that small businesses and, in particular, those operating in the retail, restaurant and hospitality sectors, are particularly in need of reliable, affordable and feature-rich business promotion, commerce and productivity applications and services.

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

According to AMI Partners, SaaS adoption by SMB’s has more than doubled from 10% in 2004 to 21% in 2007. They project that pivitol shifts underway will futher propel SaaS into the SMB mainstream. These shifts include the growing reality of the “always on” network that helps even small companies that lack servers take advantage of business solutions.

We believe that the rate of adoption of Internet technology applications and solutions such as SaaS, particularly by small businesses, will continue to increase as small-business-specific, Internet-based offerings become available and as online commerce and Internet usage continues to grow. In fact, according to Internet World Stats, the number of people using the Internet in the U.S. is over 238 million, which is over 70% of the U.S. population.

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

The Kelsey Group and ConStat report that 70% of US adults now use the Internet when shopping locally for products and services. However, consumers still prefer to purchase the goods and services in local stores rather than online. According to a recent Accenture report, 67% of survey respondents prefer to make purchases in physical stores. IDC estimates that total U.S. spending for online advertising is now $25.5 billion for 2007. As the market for eCommerce and the number of people using the Internet to research local purchases continue to grow, we believe that small businesses will increasingly desire an online presence to complement and promote their physical store locations and enable use of the Internet to process their sale transactions.

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

We currently offer the following applications and services, which are concentrated in the promotion and commerce categories:

Promotion division.  We connect businesses with customers who are most likely to buy their particular products and services — which can help generate new customers for small businesses as well as grow existing customer revenue. Applications include local search services Yellow Page Guides (YP Guides) and LeadConnect, pay-per-click advertising, search engine optimization, link recruitment, conversion rate enhancement, web analytics tools, domain name registration, business and eCommerce websites and email.

Commerce division.  We provide the operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; and payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment.

Business Strategy

Our overall business objective is to be the leading provider of affordable Internet technology applications and solutions to the small business sector, offering the promotion, commerce and productivity business applications and services that are most critical to running a small business. We intend to achieve our objective through the following key strategies:

Expand Our Sales, Marketing and Distribution Efforts, Both Through Customer-Acquisition Partners and on a Direct Basis.  In 2007, we launched a direct sales model, based in key large cities employing direct sales representatives calling on small business owners. The sales teams start by offering our local search services including premier listings in our YP Guides directory and our LeadConnect Service that publishes the key business data to popular search engines such as Yahoo and Google. Once an initial relationship with the small business is established, the sales representatives will then consult with the small business to offer them any additional online marketing, website, ecommerce or transaction processing solutions to help meet their business goals.

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

There are certain applications that our Velocity Internet technology platform delivers, such as payment processing and LeadConnect, that require only slight customization to make them suitable for a particular vertical market, and therefore can be sold across multiple vertical markets; while others, such as a restaurant accounting application that we may license or acquire in the future, are necessarily highly customized for, and may be sold only to, a single vertical market. For each targeted vertical market, we believe we will be able to offer a suite of complementary applications and services, packaged as an integrated solution. For example, in creating a customized suite of applications and services for the restaurant vertical, we could bundle our current LeadConnect local marketing service and payment processing services with possible future offerings of a loyalty and gift card program and a restaurant-specific accounting system. Such bundled applications would share data and functionality, and would give small restaurants the ability to grow and manage their businesses in a cost-effective manner.

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

Increase the Number of Applications and Services Used by Our Customers.  We believe we can increase revenues from our existing customers by increasing the number of applications available to them, and offering them an upgrade to increase both the number of applications and services they use and the frequency with which they use them. We believe that, by persuading our customers to upgrade from a basic subscription service to an integrated package of broader service offerings, we can develop stronger customer relationships and improve overall customer retention. We also believe that Internet-based, vertical-specific application suites not yet developed will play an important role in convincing customers in each vertical to purchase a broader set of Internet technology solutions from us, particularly if we can demonstrate the marketing or productivity improvements achieved by other similar businesses through the use of such applications and solutions. By selling a broader range of services to our customers, we believe we can achieve greater consistency and predictability in our revenues, and leverage our own cost structure over a greater revenue base to achieve margin improvements.

Products and Services

The following overview details our core applications and solutions, which we believe enable our small business customers to reach a broader customer base, smoothly integrate their online and brick-and-mortar operations and run their companies more economically.

Promotion Division.  Our Promotion division connects businesses with customers who are most likely to buy their particular products and services — which can help generate new customers for small businesses as well as grow existing customer revenue. The Promotion division offers small business online marketing and website services.

Small Business Online Marketing.  Our small business online marketing offerings provide affordable solutions that comprehensively and immediately promote small businesses online and can help to rapidly build strong customer bases. With our online marketing solutions, current and new customers of small businesses can find small businesses online quickly and easily via local search results and pay-per-click ads; learn about small businesses’ product and service offerings via clear, compelling and easy-to-navigate websites; and purchase a merchant’s products and services online, with ease and efficiency. Small Business Online Marketing features the following core products:

•	Yellow Page Guides — Local Online Yellow Page Directory — Provides enhanced local listing on our own local search property www.ypguides.com for small businesses to be found online in the Yellow Page Guide for their appropriate city.

•	LeadConnecttm — Local Online Business Profiles — Drives top local search rankings for our customers in the major search engines. This service develops enhanced online local business profiles, places customized business profiles in one centralized location and automatically distributes these business profiles to major search engines and yellow page directories such as Google, Yahoo, MSN and YellowPages.com.

•	Pay-Per-Click Advertising — Identify, analyze and select high-impact keywords; buy sponsored listings and advertising space in places such as Google for identified keywords and keyword phrases; and rapidly deliver highly qualified leads.

•	Search Engine Optimization — Identify, analyze and select high-impact keywords, create targeted landing pages for each keyword phrase and recruit 3rd party back links to the landing pages with the goal of delivering top natural search rankings for the selected keyword phrases.

Our Search Engine Optimization service utilizes our “Optify” technology, which enables us to identify and gather pertinent data from the Internet for virtually any business or industry, for thousands of keywords and keyword phrases that are commonly entered as search terms in search engines. The data gathered by our Optify technology allows us to quickly generate extensive market research data and business intelligence on keyword data for our customers, a process that can often take weeks or months to accomplish using non-automated methods. Our search engine optimization tools analyze this data to identify keywords and keyword phrases most likely to generate the highest return on investment from search engine marketing activities. These data contribute to the development of new strategies for optimizing our customers’ websites, such as constructing landing pages. By leveraging our “Optify” technology we are able to deliver these services at price points that are more affordable for small business owners.

Business and eCommerce Website Services.  Our business and eCommerce website services products include a number of noteworthy features such as more than 100 design templates for website creation. These fully-

functional website templates include features such as location maps, dynamic driving directions, reservations, business email and customer registration forms — all of which allow a customer to create a professional website in minutes. Another feature includes our easy-to-use website editing tools that enable our small business customers to edit, update and enhance their websites without any additional software or specialized computer skills, and without having to hire a professional webmaster to manage their websites for them. Also, as a registered Internet Corporation for Assignment of Names and Numbers (ICANN) domain name registrar, we can directly register and manage Internet domain names for our small business customers.

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

Commerce Division.  Our Commerce division provides the operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. The Commerce division offers Merchant Services to our small business customers.

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

Our Bank Card Acquiring program (BCA) provides the ability to accept retail credit cards — collecting payment from consumers’ credit cards or debit cards for goods and services sold. We have partnered with Royal Bank of Scotland (RBS) and JPMorgan Chase to provide timely, secure and reliable payment processing capabilities and technologies.

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

Marketing and Sales

Our customers are predominantly small businesses that sell products and services directly to consumers. Target customers typically have fewer than 50 employees, and we focus on vertical markets that tend to have higher volumes of sale transactions, including the retail, restaurant and hospitality sectors. Most of the businesses in these vertical markets are sole proprietorships, small retail chain stores or locally-owned franchisees of larger consumer-oriented businesses. Their technology needs range from creating an online presence to managing different parts of their businesses, such as marketing and sales. In 2007, our 39,000-plus small business customers attracted over

178 million visitors to their websites and transacted approximately $4.7 billion of sales through our Velocity Internet technology platform.

We market and sell our Internet technology applications and solutions via three distinct approaches: private label partnerships, and our direct sales model.

Competition

There are a number of smaller, single-application vendors that offer applications addressing a specific promotion or commerce need of small businesses. There are also larger, better known companies offering products that address a specific set of promotion and/or commerce needs of small businesses. We face competition in our promotion and commerce product lines from new market entrants with new technologies, as well as from established vendors looking to expand their offerings, in the following categories:

•	Small Business Online Marketing Services — Companies such as Yahoo Small Business, Microsoft Office Live, Website Pros, Go Daddy, Verio, 1&1 and Network Solutions.

•	Search Engine Marketing Services — Companies such as Yahoo Small Business, Google, Microsoft, R.H. Donnelly’s Local Launch!, Marchex (Traffic Leader) and local search engine optimization companies.

•	Merchant Services — Companies such as Authorize.net, PayPal, Heartland Payment Systems, iPayment, CyberSource, Global Payments, The Sage Group, and Peachtree, as well as banking competitors such as Bank of America, Chase Manhattan Bank, Wells Fargo and small independent sales organizations.

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

However, we believe that we have the capability to address the following core competitive success factors in our small business target markets: the ability to develop on-demand and cost-affordable technology applications and solutions that are designed specifically for the needs of small businesses; the ability to acquire customers efficiently, such as through strategic distribution partners and through new products to address emerging trends like our YP Guides and LeadConnect products for creating local listings and local search online business profiles; the ability to successfully sell multiple applications and services to the same small business customer; the ability to offer high quality and low maintenance solutions; and the ability to integrate vertical-specific applications and services for targeted vertical markets.

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

Customers

We target consumer-oriented small businesses, such as small retail chain stores and locally-owned franchisees of larger consumer-oriented businesses, which typically have fewer than 50 employees. We intend to continue to focus our sales and marketing efforts on a few particular vertical markets in which many small businesses operate and the volume of sales transactions tends to be higher, such as the retail, restaurant and hospitality sectors. While we believe that any small business could benefit by using our applications and services, we believe those small businesses that have a need to integrate online functionalities with the applications and systems located on their physical premises will benefit the most from our services offerings. Our goal is to offer business applications and services to our customers at a fraction of the cost they would normally have to pay to purchase and integrate equivalent business applications and services separately through traditional vendors. During the year ended December 31, 2007, VistaPrint represented approximately 23% of our revenue from continuing operations.

We offer a professional, quality-oriented customer service program to our customers. Our customer support team is on call to handle customer service inquiries and is supported by a dedicated team of developers and application specialists. For certain of our offerings, we offer personalized customer service assistance. For example, our customers who purchase Search Engine Optimization services or custom web design services are generally assigned an experienced account manager, who acts as the primary customer contact person and is charged with completing projects and resolving issues as they arise. For these types of customized services, in addition to email and phone interactions, we provide regular status reports to our customers.

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

We have filed and received notice of allowance for our trademarks “Innuity” and “Small is the new big” and we have filed a U.S. federal trademark application for “LeadConnect,” and our unregistered trademarks including Innuity Velocity, YP Guides, Merchant Partners, Optify and 10x Marketing.

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

Employees

As of December 31, 2007, we had 155 employees, of whom 151 were full-time employees. Included in the 155 employees as of December 31, 2007 were 100 employees of Jadeon, Inc., our wholly owned subsidiary that we are currently in negotiations to sell. The remaining 55 employees include 10 in research and development, 20 in sales and marketing, 13 in general and administrative functions and 12 in service functions. From time to time, we utilize consultants or contractors for specific assignments. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe that our relationships with our employees are good.

Website

Our web site, www.innuity.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

There are a number of factors that may affect our operating results, including the risks and uncertainties identified in the following paragraphs. In addition to other information set forth in this report, readers should review and carefully consider the following factors.

We have incurred losses since our inception, and we may not achieve or maintain profitability.

We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At December 31, 2007, we had an accumulated deficit of approximately $39.4 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

If we fail to obtain additional funding to support our operations and capital expenditures, we may be required to reduce the scope of our business.

As of December 31, 2007, we had a working capital deficit of approximately $7.5 million. Due to our recurring losses, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm dated April 14, 2008, expressed substantial doubt about our ability to continue as a going concern . We will need our operations to become profitable or we will need additional funds to continue our operations, expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities.

We may not be able to meet our obligations under substantial indebtedness, some of which is past due and in default.

In May 2007, we received $2,000,000 ($1,825,000 net of fees) for the issuance of 15% secured notes payable to a third party. Proceeds from the notes were used to retire debt that was in default and for working capital purposes. We paid off $1,000,000 of these notes in November 2007. The remaining $1,000,000 note matures in May 2008, and requires the payment of monthly interest at an annual rate of 15% along with a payment of 115% of the principal balance at maturity. We will likely need to use the proceeds from the sale of Jadeon, Inc. or obtain additional debt or equity financing to fund the repayment of the note at or before maturity.

In addition, we have issued promissory notes to related parties totaling $758,000 (before debt discount). These notes include $345,000 of 15% notes due from April to July 2008, a note payable for $213,000 that is due, and $200,000 of demand notes for which the demand for payment has been made. We also have a note payable to an unrelated party totaling $211,000 that calls for monthly payments of $8,000.

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

The loss of key customers could negatively affect our revenues and profitability.

While we believe our relationships with our major customers are good, we do not generally have long-term contracts with them. Because of competitive changes and the fact that the types of solutions we offer may be available from a number of other providers there is the possibility that any customer could alter the amount of business it does with us. The loss of key customers would likely have a negative impact on our revenues and profitability. In addition, we had a one-time sale to a customer in 2007 that totalled $1,250,000. We may not have a sale of this magnitude in the near-term. If we are not able to replace this one-time sale with new revenue our profitability will be negatively affected.

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

We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004, the acquisitions of 10x Marketing in June of 2005, and the acquisitions of Creditdiscovery and Aquirtint in December 2006. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, and Internet marketing services. Additional acquisitions may become necessary for us to expand our offerings in response to evolving customer demand or competitive factors, or to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness.

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

Typically our Internet technology applications and solutions are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions at any time with little or no penalty. Our strategy to increase revenues and improve our profitability is partly dependent on our ability to increase revenues from existing customers by selling additional services to those customers. We are currently experiencing an annual turnover rate of approximately 11% in our customer base. Our ability to sell additional services to our existing customers, and our subscription renewal rates, may be impaired or decline due to a variety of factors, including the impact of the overall U.S. economic environment on small businesses, the services and prices offered by us and our competitors, and the degree of use of the Internet by small businesses. If we are unable to sell additional services to our existing customers, or if our renewal rates decline for any reason, our revenues may decrease and our business will be harmed.

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

If we fail to manage our growth, our business could suffer.

We anticipate that further expansion, including possible additional acquisitions of businesses, will be required in order to successfully pursue our business strategy. We anticipate that we will need to hire additional employees to expand our customer base and to continue to develop and enhance our Internet technology solutions offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management systems and procedures. This will require additional personnel and capital investments, which will increase our costs. The growth in personnel costs may make it more difficult for us to reduce our expenses in the short term to offset any shortfall in our revenues. If we are unable to manage our growth effectively or if we are unable to successfully integrate any businesses or technologies that we may acquire, our business would be adversely affected.

The loss of any members of our senior management could harm our current and future operations and prospects.

We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Linden

Barney, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer, Douglas Merryman, President of our Merchant Services business line, and James Crisera, President of our Promotion division.. We do not have long-term employment agreements with any of the members of our senior management team nor do we carry key-man insurance. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of December 31, 2007, our executive officers together controlled approximately 34% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.

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

Item 1B.	Unresolved Staff Comments (None)

Item 2.	Description of Property

We have offices in Washington, California and Utah. All of our facilities are under operating leases as follows:

		Approximate	Monthly		Lease
Location	General Usage	Square Feet	Rent		Expiration

Orem, Utah	Operations — Administrative services	7,781	$6,653		June 2008
Los Angeles, California	Operations — Merchant Services business line	3,376	$8,414		October 2008
Redmond, Washington	Operations — Promotions division and executive offices	5,431	$6,246	(1)	March 2013
Bellingham, Washington	Operations — Development office	2,506	$2,729	(2)	October 2009

(1)	Rent increases to $8,266 per month in April 2008 and escalation clause increases rent on anniversary date of lease by 4% thereafter. Monthly rent includes facility and property maintenance.

(2)	Escalation clause increases rent on anniversary date of lease by 3%.

Item 3.	Legal Proceedings

From time to time we have been, and expect to be in the future, subject to legal proceedings and claims in the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no submissions of matters to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information —

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “INNU”. The following table sets forth the range of high and low bid prices for our common stock on a quarterly basis for the past two full years, and reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

COMMON STOCK

Period — Fiscal Year 2008	High Bid	Low Bid

First Quarter	$0.46	$0.20

Period — Fiscal Year 2007	High Bid	Low Bid

First Quarter	$0.63	$0.51
Second Quarter	$0.60	$0.18
Third Quarter	$0.40	$0.17
Fourth Quarter	$0.46	$0.18

Period — Fiscal Year 2006	High Bid	Low Bid

First Quarter	$4.50	$3.50
Second Quarter	$3.25	$2.00
Third Quarter	$2.10	$0.36
Fourth Quarter	$0.64	$0.48

Holders

As of March 31, 2008, we had 3,143 shareholders of record.

Dividends

We have never declared or paid any cash dividends on any class of our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data:

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes to those statements which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipates,” “believes,” “estimates,” “may,” “intends,” “expects” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may also be found in the material set forth under “Business” and in other sections of the report. All forward-looking statements are inherently uncertain as they are based on our expectations and assumptions concerning future events. Any or all of our forward-looking statements in this report may turn out to be inaccurate. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks, uncertainties and assumptions described in the section entitled Item 1A and elsewhere in this report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur as contemplated, and our actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

The following management’s discussion and analysis should be read in conjunction with our audited financial statements and accompanying notes to those financial statements that appear elsewhere in this annual report on Form 10-K.

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

We deliver our Internet technology applications and solutions through our Innuity Velocity Internet technology platform. Employing proprietary technology and integration processes, our technology platform provides small businesses the opportunity to choose applications that are right for their businesses — individually or as an integrated suite — with minimal initial start-up costs and maintenance. With our use-based pricing, small businesses pay a monthly subscription fee for our applications they choose to use.

Our continuing operations currently has two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division are designed to facilitate and improve a small business’ selling processes and transaction processing capabilities.

We have entered into negotiations with a third party to sell substantially all of the assets of our In Store Systems business line in our Commerce division. The In Store Systems business line resold POS systems and offered related services for staging, installation and maintenance. We began discussions and efforts to sell the business line in the fourth quarter of 2007. The assets and liabilities of the In Store Systems business line at December 31, 2007 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the In Store Systems business line operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations of the Company’s Promotion and Commerce divisions.

We have had recurring losses since our inception. The report of our independent registered public accounting firm for the year ended December 31, 2007, expressed substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, we will need to obtain additional debt or equity financing, and/or develop and maintain profitable operations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K. Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, credit risk, long-lived assets, goodwill and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. Management discussed with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

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

We record revenue from three major sources of activities and services:

Subscriptions, Maintenance Support, and Domain Name Sales — Includes monthly subscription fees for the use of online applications and services and periodic maintenance service agreements (providing the customer with technical and systems support). Subscriptions for online applications and services include the following: website design and hosting, customer and partner setup, customer and partner support, domain names, search engine optimization, technology licenses and fixed gateway fees. We recognize these revenues each month or ratably over the contract period as services are performed. If the customer pays in advance of the services or support, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the service and/or support is provided. Revenue is earned on the sale of domain names from the transfer of rights to domain names that are currently under our control. We recognize revenue from the sale of domain names when the sales are complete and the transfer of all rights to the domain names has occurred.

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

Credit Risk

We maintain a reserve for doubtful accounts, which consists of management’s estimate of losses resulting from potentially uncollectible accounts receivable. In addition, if the ability to collect becomes doubtful on any receivable, a reserve is set up for the entire amount of such receivable. Management estimates the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. During 2007, we recorded bad debt expense of $186,000 ($88,000 from continuing operations). At December 31, 2007, trade accounts receivable recorded on our balance sheet totaled $373,000 for which we had a reserve for doubtful accounts of $51,000.

Long-Lived Assets

We review long-lived assets such as property, equipment, and definite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the impairment or disposal of long-lived assets,” we use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining economic useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, we require an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. We assess Impairment of long-lived assets at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. We report assets to be disposed of at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, we no longer depreciate the assets. We did not record any impairment charges on long-lived assets during 2006. As of December 31, 2007, long-lived assets recorded on our consolidated balance sheet included $579,000 of property and equipment, net of depreciation, $413,000 of intangible assets, net of amortization, and $2,196,000 of long-term assets related to discontinued operations.

Stock-Based Compensation

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R) using the modified-prospective transition method on January 1, 2006. Under this transition method, the compensation cost we recognized during the year ended December 31, 2006 included: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective transition method, results for prior periods are not restated. We issue stock-based compensation in the form of stock options and restricted common stock. We use the Black-Scholes model for valuing stock option, we value restricted stock awards based on the difference between the fair market value of the stock on the grant date and proceeds received, if any. Our stock-based compensation expense totaled $1,034,000 ($705,000 for continuing operations) in 2007.

Operations Review

The following discussion presents certain changes in our revenue and expenses from contining operations that have occurred during the year ended December 31, 2007, as compared to the year ended December 31, 2006.

Analysis of Consolidated Statements of Operations

	Year Ending December 31,
			%
	2007	2006	Change

Revenues
Merchant services	$2,963,219	$2,924,493	1%
Promotion services	3,526,802	3,428,893	3%

Total revenues	6,490,021	6,353,386	2%
Operating expenses
Cost of merchant services	729,476	783,178	(7)%
Cost of promotion services	946,502	1,622,933	(42)%
General and administrative	2,974,575	5,275,038	(44)%
Selling and marketing	2,280,740	3,172,734	(28)%
Research and development	1,449,684	1,415,841	2%
Royalty expense	—	1,247,246	*
Amortization expense	445,292	400,987	11%

Loss from operations	(2,336,248)	(7,564,571)	(69)%

Other income (expense)
Gain from settlement of debt	577,434	—	*
Other income	—	75,313	*
Interest expense	(1,245,671)	(631,679)	97%

Total other income (expense)	(668,237)	(556,366)	20%

Net loss from continuing operations	$(3,004,485)	$(8,120,937)	(63)%

*	Calculation is not meaningful

Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below.

Revenues

Revenues increased $137,000 for the year ended December 31, 2007, when compared to 2006. Of this increase, $38,000 was from Merchant services in our Commerce division and $99,000 was from our Promotion division. The increase in revenue from our Promotion division is due to an increase in revenue from domain name sales, offset in part, by a decrease in search engine optimization services. While we buy and sell domain names as an ongoing part of our business we sold one domain name in November 2007 for $1,250,000. This domain name sale by itself was larger than the total revenue from all other domain name sales in 2007. We may not have a domain name sale of this magnitude in the near future. The decrease in revenue from our customer search engine optimization services was due mainly to a planned migration away from enterprise customer search engine optimization services that were acquired in June 2005 (10x Marketing LLC) and toward small business search engine marketing offerings that were launched in March 2007. This migration allowed us to focus our efforts on our core small business customer base.

Expenses

Cost of merchant services.  We incurred $729,000 in costs of Merchant services for the year ended December 31, 2007, compared to $783,000 in 2006. Our margins for Merchant services increased 2% from 73% in 2006 to 75% in 2007. The increase in margins is due to additional high margin product offerings offered in 2007 through our acquisition of CreditDiscovery.

Cost of Promotion services.  Our cost of Promotion services decreased $676,000 during the year ended December 31, 2007, compared to in 2006. This decrease in costs was due primarily to the consolidation of resources and reduction in head count in the search engine optimization service offerings within our Promotion division. The margin for our service revenue increased to 73% during 2007 compared to 53% of revenue for 2006. The increase in margin was due to an increase in revenue from the domain name sale discussed above which added no significant variable costs and the consolidation of resources and reduction in head count in the search engine optimization service offerings.

General and administrative.  Our general and administrative expenses decreased $2,300,000 during the year ended December 31, 2007, when compared to 2006. General and administrative costs were 46% of revenues in 2007 compared to 83% of revenues in 2006. This decrease was due mainly to the following:

•	$648,000 of expenses we recorded in 2006 related to an abandoned offering. These costs included the issuance of common stock valued at $458,000, cash payments of $140,000 and penalties of $50,000 for not registering the common stock issued.

•	Our costs for professional services charged to general and administrative expenses decreased by $440,000 in 2007 when compared to 2006. This decrease was due to a reduction of costs relating to financing, merger and acquisition activities.

•	We accrued $200,000 in December 2006 relating to potential penalties from registration rights associated with common stock we issued for our acquisition of CreditDiscovery and Acquirint. We registered these shares with the United States Securities and Exchange Commission and reversed the accrual of these penalties in 2007.

•	Our expenses relating salaries and wages charged to general and administrative expenses decreased by $429,000 in 2007 compared to 2006. This decrease related to a reduction in headcount from cost saving initiatives implemented at the end of the first quarter of 2007.

•	Our costs for stock-based compensation charged to general and administrative activities decreased by $207,000 in 2007 when compared to 2006.

Selling and marketing.  Our selling, and marketing expenses decreased by $892,000 for the year ended December 31, 2007, compared to 2006. Selling and marketing expenses were 35% of revenues in 2007 compared to 50% of revenues in 2006. The major decrease in selling and marketing expenses was primarily related to a decrease of $681,000 in selling and marketing expenses in our Promotion division and a $101,000 decrease in stock-based compensation. The decrease in selling and marketing expenses in our Promotion division was mainly due to the consolidation of resources and reduction in head count.

Research and development.  Our research and development expense increased $34,000 for the year ended December 31, 2007, compared to 2006. This increase was due primarily to an increase in labor costs for the development of new service offerings including the further development of products we acquired through the Creditdiscovery and Acquirint acquisitions in the fourth quarter of 2006.

Royalty.  On January 1, 2005, we recorded a prepaid royalty due to the buyout of an agent agreement relating to our acquisition of Merchant Partners. The prepaid royalty was amortized over 21 months and was fully amortized in 2006.

Amortization.  Our amortization expense increased $44,000 for the year ended December 31, 2007, when compared to 2006. The increase primarily related to amortization expense associated with the intangible assets acquired with the acquisition of CreditDiscovery and Acquirint during the fourth quarter of 2006.

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

Interest.  Our interest expense increased $614,000 for the year ended December 31, 2007 when compared to 2006. The increase in interest was due, in part to $250,000 of interest payable to John Wall, our Chairman and Chief Executive Officer for the use of his assets to personally guarantee our bank credit line, our merchant processing accounts and amounts due under our product line purchase agreement with CitySearch.com. These guarantees were in effect over a time period of approximately five years ending in May 2007. The interest payable to Mr. Wall was approved by our Board of Directors in August 2007. Other significant increases relate to interest on $2,000,000 of 15% notes we issued in May 2007. We recorded debt discount on these notes of $478,000 relating to loan costs and the valuation of warrants to purchase common stock that were issued with the notes. We paid off $1,000,000 of these 15% notes in November 2007. We expensed one half of the then unamortized debt discount associated with the notes as a result of the principal payment. We are amortizing the remaining debt discount over the life of the remaining note which is due in May 2008.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through borrowings and the issuance of equity securities. In 2006, we received approximately $3.5 million from the sale of 8% convertible notes, and converted other debt totaling $1.1 million into the new 8% convertible notes. In 2006, we received $345,000 from the sale of 15% convertible notes and in May 2007, we received $2.0 million ($1.8 million net of fees) from the issuance of 15% secured promissory notes and warrants to purchase common stock. We repaid $1.0 million in principal under the 15% notes in November 2007, while the remaining $1.0 million in principal is due in May 2008. We intend on repaying the $1.0 million due in May 2008 with proceeds from the sale of the assets used by our In-Store Systems business line. We also have a $200,000 note payable to a related party that is in default.

Due to our recurring losses, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2007, expressed substantial doubt about our ability to continue as a going concern. As of December 31, 2007, we had current assets of $2,427,000 and current liabilities of $9,899,000, resulting in a working capital deficit of $7,472,000. Our ability to continue as a going concern is dependent, on our ability to obtain additional debt or equity financing, and/or on our ability to develop and maintain profitable operations.

We generated $747,000 of cash in our operations during the year ended December 31, 2007, and used $441,000 of cash in our operations during 2006. While we had net losses of $2,962,000 and $8,474,000, respectively, during the years ended December 31, 2007, and 2006, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, expensing of prepaid royalties, accretion of debt discount and provisions for bad debts, net of gain from the settlement of debt. These non-cash items totaled $2,886,000 during the year ended December 31, 2007, and $5,167,000 during the year ended December 31, 2006. Changes in our operating assets and liabilities further offset our cash losses from operations by $823,000 during the year ended December 31, 2007, and $2,866,000 during the year ended December 31, 2006. The $823,000 increase in cash from changes in operating assets and liabilities during 2007 was mainly due to extending vendor payment cycles, growth in our deferred revenue from an increased number of customers prepaying for service contracts, and improved collections of our accounts receivable. It is unlikely that we will be able to generate significant cash from changes in our operating assets and liabilities in the future unless we are able to significantly grow our business.

We purchased property and equipment of $14,000 and $178,000, respectively, during the years ended December 31, 2007, and 2006. We also paid $15,000 in cash in addition to the shares of common stock we issued for the purchase of CreditDiscovery and Acquirint in 2006.

We had net repayments of $699,000 against our credit line borrowings in 2007 and had net borrowings of $210,000 against our credit lines in 2006. As of December 31, 2007, we had $100,000 available under our credit line. We had borrowings against notes payable of $1.8 million (net of fees) in 2007 and borrowings of $345,000 against related party convertible notes during 2006. We had principal payments on various debt instruments and capital leases of $2.0 million and $316,000, during 2007 and 2006, respectively. We also had proceeds from the exercise of stock options and warrants of $4,000 and $6,000 in 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.	Financial Statements

The financial statement information required by Item 8 is included on pages F-1 through F 23.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Internal Control

There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Our internal controls over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Information concerning our directors, executive officers and corporate governance is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 11.	Executive Compensation

Information concerning our executives’ compensation is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit		Filed		Exhibit	Filing
No.	Description	Herewith	Form	No.	Date

3.1	Articles of Incorporation, as amended.		10-KSB	3.1	03/06/2007
3.2	Articles of Amendment to Articles of Incorporation.		10-KSB	3.2	03/23/2006
3.3	Amended and Restated Bylaws.		8-K	3.2	11/10/2005
4.1	15% Senior Secured Note dated May 3, 2007		8-K	4.1	05/09/07
4.2	15% Senior Secured Note dated May 18, 2007		8-K	4.1	05/24/07
4.3	Form of Warrant		8-K	4.2	05/09/07
4.4	Form of Stock Option Agreement.*		8-K	99.3	11/10/2005
4.5	Innuity, Inc. Amended and Restated 1999 Stock Option Plan		10-QSB	10.1	11/14/2007
10.1	Employment Agreement dated June 16, 2005, between Vista.com, Inc. and Mark LeMay.*		8-K	99.17	11/10/2005
10.2	Security Purchase Agreement relating to 15% Convertible Secured Promissory Notes.		10-QSB	10.2	8/04/2006
10.3	Form of 15% Convertible Secured Promissory Note		10-QSB	10.3	8/04/2006
10.4	Form of Common Stock Purchase Warrant		10-QSB	10.5	8/04/2006
10.5	Lease Agreement dated November 2, 2006, by and between Bryan & Mary Lou Chesledon and Innuity, Inc.		10-KSB	10.21	3/06/2007
10.6	Securities Purchase Agreement, dated as of May 3, 2007, between Innuity, Inc. and Imperium Master Fund, Ltd.		8-K	10.1	05/09/07
10.7	Additional Note Purchase and Global Amendment Agreement, dated as of May 18, 2007, between Innuity, Inc. and Imperium Master Fund, Ltd.		8-K	10.1	05/24/07
10.8	Domain Name and Trademark Purchase Agreement, by and among innuity, Inc., Vista.com, Inc., and VistaPrint Technologies Limited, dated November, 7, 2007.		8-K	10.1	11/13/2007
21.0	Subsidiaries of Innuity, Inc. .		10-KSB	21.0	3/06/2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

* Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNUITY, INC.

By:	/s/ JOHN R. WALL
John R. Wall
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. WALL John R. Wall	Chief Executive Officer (Principal Executive Officer), Chairman of the Board, Treasurer and Secretary	April 15, 2008

/s/ LINDEN N BARNEY Linden N Barney	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2008

/s/ KEITH A. CANNON Keith A. Cannon	Director	April 15, 2008

/s/ JOHN R. DENNIS John R. Dennis	President, Director	April 15, 2008

/s/ HAROLD H. KAWAGUCHI Harold H. Kawaguchi	Director	April 15, 2008

/s/ MARVIN A. MALL Marvin A. Mall	Chief Operating Officer, Director	April 15, 2008

/s/ GREG M. STEVENSON Greg M. Stevenson	Director	April 15, 2008

INNUITY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Innuity, Inc.

We have audited the accompanying consolidated balance sheets of Innuity, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innuity, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, has suffered losses from operations, has negative working capital and a capital deficiency. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 14, 2008

INNUITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$200,877	$307,483
Settlement deposits	361,675	467,078
Settlement receivable, net of allowance for doubtful accounts of $18,615 and $12,864, respectively	156,817	173,098
Trade accounts receivable, net of allowance for doubtful accounts of $50,883 and $70,466, respectively	322,131	399,908
Current assets relating to discontinued operations	1,252,763	1,484,250
Other current assets	132,634	106,242

Total Current Assets	2,426,897	2,938,059

Property and equipment, net	578,864	717,214
Intangible assets, net	412,915	858,207
Long-term assets relating to discontinued operations	2,195,993	2,829,699

Total Assets	$5,614,669	$7,343,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade accounts payable	$1,449,062	$1,308,863
Accrued salaries and wages	413,737	397,578
Merchant settlement payable	389,993	453,596
Accrued liabilities	854,785	1,011,063
Deferred revenues	183,093	192,746
Line of credit	—	699,365
Related party notes payable, current portion, net of discount of $73,754 and $2,700, respectively	684,703	658,105
Long-term debt, current portion, net of discount of $99,633 and $0 , respectively	1,103,847	1,294,529
Capital lease obligations, current portion	195,662	142,972
Current liabilities relating to discontinued operations	4,624,111	4,062,991

Total Current Liabilities	9,898,993	10,221,808
Long-Term Liabilities
Related party notes payable, net of current portion, net of discount of $0 and $248,357, respectively	—	330,832
Long-term debt, net of current portion	82,821	180,126
Capital lease obligations, net of current portion	165,074	190,024

Total Long-Term Liabilities	247,895	700,982

Total Liabilities	10,146,888	10,922,790

Commitments and Contingencies
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 23,595,228 shares and 20,741,538 shares issued and outstanding, respectively	5,899	5,185
Additional paid-in capital	34,905,591	32,897,053
Accumulated deficit	(39,443,709)	(36,481,849)

Total Stockholders’ Deficit	(4,532,219)	(3,579,611)

Total Liabilities and Stockholders’ Deficit	$5,614,669	$7,343,179

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006

Revenues
Merchant services	$2,963,219	$2,924,493
Promotion services	3,526,802	3,428,893

Total revenues	6,490,021	6,353,386
Operating expenses
Cost of merchant services	729,476	783,178
Cost of promotion services	946,502	1,622,933
General and administrative	2,974,575	5,275,038
Selling and marketing	2,280,740	3,172,734
Research and development	1,449,684	1,415,841
Royalty expense	—	1,247,246
Amortization expense	445,292	400,987

Loss from operations	(2,336,248)	(7,564,571)

Other income (expense)
Gain from settlement of debt	577,434	—
Other income	—	75,313
Interest expense, net	(1,245,671)	(631,679)

Total other income (expense)	(668,237)	(556,366)

Loss before income taxes	(3,004,485)	(8,120,937)

Income tax benefit	—	—

Loss from continuing operations	(3,004,485)	(8,120,937)
Income (loss) from discontinued operations	42,625	(352,751)

Net loss	$(2,961,860)	$(8,473,688)

Basic and Diluted Loss from Continuing Operations Per Common Share	$(0.14)	$(0.42)

Basic and Diluted Income (Loss) from Discontinued Operations Per Common Share	$0.00	$(0.02)

Basic and Diluted Loss Per Common Share	$(0.13)	$(0.43)

Basic and Diluted Weighted-Average Common Shares Outstanding	22,034,261	19,555,243

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

						Total
				Deferred	Accumu-	Stock-
	Common Stock		Additional	Compen-	lated	holders’
	Shares	Amount	Paid-In Capital	sation	Deficit	Deficit

Balance — December 31, 2005	16,371,289	$4,093	$26,430,420	$(1,013,308)	$(28,008,161)	$(2,586,956)

Reclassification of deferred compensation to APIC in accordance with FAS 123R	—	—	(1,013,308)	1,013,308	—	—
Issuance of common stock for conversion of convertible debt, $1.50 per share	3,283,295	821	4,923,991	—	—	4,924,812
Issuance of common stock for a potential acquisition target, $3.20 per share	143,000	36	457,564	—	—	457,600
Issuance of common stock to an employee as part of a severance package, $2.00 per share	8,000	2	15,998	—	—	16,000
Issuance of stock for repurchase of shares related to failed acquisition, $0.60 per share	100,000	25	59,975	—	—	60,000
Issuance of common stock for services related to public relations firm, $0.60 per share	125,000	31	74,969	—	—	75,000
Stock issued for purchase of Credit Discovery, $0.59 per share	454,000	114	267,746	—	—	267,860
Stock warrants exercised	47,292	12	2,034	—	—	2,046
Stock options exercised	209,662	51	4,001	—	—	4,052
Stock warrants issued for extension of Line of Credit	—	—	24,142	—	—	24,142
Discount on convertible note	—	—	332,232	—	—	332,232
Non-cash share based compensation expense on options issued to employees	—	—	1,317,289	—		1,317,289
Net loss	—	—	—	—	(8,473,688)	(8,473,688)

Balance — December 31, 2006	20,741,538	5,185	32,897,053	—	(36,481,849)	(3,579,611)

Issuance of common stock for retirement of related party debt	646,979	162	368,616	—	—	368,778
Issuance of common stock for services to third parties (valued at $0.18 to $0.58 per share)	825,000	206	236,294	—	—	236,500
Share based compensation	1,271,915	318	1,033,317	—	—	1,033,635
Stock options exercised	43,644	11	4,020	—	—	4,031
Stock issued for interest	66,152	17	37,690	—	—	37,707
Warrants issued and issuable pursuant to debt agreement	—	—	328,601	—	—	328,601
Net loss	—	—	—	—	(2,961,860)	(2,961,860)

Balance — December 31, 2007	23,595,228	$5,899	$34,905,591	$—	$(39,443,709)	$(4,532,219)

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006

Cash flows from operating activities
Net loss	$(2,961,860)	$(8,473,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,415,976	1,242,664
Accretion of discount on notes payable	555,907	360,907
Non-cash share based compensation	1,033,635	1,317,289
Common stock issued for services	271,565	632,744
Bad debt provision	185,623	366,053
Gain from retirement of debt	(577,434)	—
Expense for prepaid royalties	—	1,247,246
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	105,403	62,822
Trade accounts receivable	205,014	188,564
Settlement receivable	7,281	56,830
Inventories	(63,960)	35,864
Other current assets	(34,805)	24,922
Trade accounts payable	494,264	991,955
Merchant settlement payable	(63,603)	(321,379)
Accrued salaries and wages	55,055	206,709
Deferred revenues	241,839	683,426
Accrued liabilities	(123,234)	935,937

Total adjustments	3,708,526	8,032,553

Net cash provided by (used in) operating activities	746,666	(441,135)

Cash flows from investing activities
Purchase of property and equipment	(13,735)	(178,496)
Cash paid for purchase of Credit Discovery	—	(15,053)

Net cash used in investing activities	(13,735)	(193,549)

Cash flows from financing activities
Proceeds from related party notes payable	—	345,000
Proceeds from issuance of long-term debt	1,825,000	—
Increase in line of credit	—	209,850
Payments on related party notes payable	(201,131)	(185,187)
Payments on long-term debt	(1,610,920)	(30,528)
Payments on capital lease obligations	(157,152)	(100,062)
Payments on line of credit	(699,365)	—
Proceeds from exercise of options and warrants	4,031	6,097

Net cash provided by (used in) financing activities	(839,537)	245,170

Net increase (decrease) in cash and cash equivalents	(106,606)	(389,514)
Cash and cash equivalents at beginning of period	307,483	696,997

Cash and cash equivalents at end of period	$200,877	$307,483

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$627,468	$85,733
Noncash investing and financing activities
Discount on notes payable	303,238	332,232
Debt converted to common stock	280,405	4,726,085
Accrued interest converted to common stock	75,760	198,727
Reclassification of deferrred compensation to aditional paid-in capital in accordance with SFAS No. 123R	—	1,013,308
Acquistion of property and equipment under terms of capital lease agreements	184,892	344,536
Conversion of accounts payable to common stock	40,618	—
Purchase of software with note	—	290,182
Acquisition of Credit Discovery/Acquirint (see Note 13)
Fair value of assets acquired		282,914
Liabilities assumed		15,054
Common stock issued		297,968

The accompanying notes are an integral part of these consolidated financial statements

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Innuity, Inc., a Utah Corporation (the “Company”), is Software as a Services company that designs, acquires and integrates applications to deliver solutions for small business. The Company delivers its information system solutions through its Innuity Internet technology platform. Employing proprietary technology and integration processes, the platform provides small businesses the opportunity to choose applications that are right for their businesses — individually or as an integrated package — with minimum initial start-up costs and maintenance. With the Company’s use-based pricing, small businesses pay a monthly subscription fee for the applications or integrated packages they choose to buy.

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

The Promotion division’s operations are carried out through the Company’s wholly-owned subsidiary, Vista.com, Inc. The Commerce division’s operations are carried out through its Merchant Services business line. The Merchant Services business line does business under the names of Merchant Partners, Creditdiscovery, Acquirint and Innuity, Inc. dba Merchant Partners.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company, all its subsidiaries and other entities in which the Company has a controlling financial interest. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised, the Company is required to consolidate any variable interest entities for which it is the primary beneficiary; however as of December 31, 2007, there were none. All significant intercompany transactions and accounts are eliminated in consolidation.

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

The Company records revenue from three major sources of activities and services:

Subscriptions, Maintenance Support and Domain Name Sales — Includes monthly subscription fees for the use of online applications and services and periodic maintenance service agreements (providing the customer with technical and systems support). Subscriptions for online applications and services include the following: website design and hosting, customer and partner setup, customer and partner support, domain names, search engine

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

optimization, technology licenses and fixed gateway fees. The Company recognizes these revenues each month or ratably over the contract period as services are performed. If the customer pays in advance of the services or support, the advance payment is recorded as deferred revenue and amortized ratably over the period or periods in which the service and/or support is provided. Revenue is earned on the sale of domain names from the transfer of rights to the domain names that are currently under Company control. Revenue is recognized once the sale of the domain name is complete and the transfer of all rights to the domain name has occurred.

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

Cash and Cash Equivalents — The Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2007 and 2006, the Company had cash and settlement deposit balances in excess of federally insured limits of $352,546 and $572,831, respectively.

Settlement Accounts — Settlement deposits represent cash received by the Company and held for payment of settlements payable to merchant customers. Settlement receivables represent amounts receivable from the banks from ACH and credit/debit card processing transactions for merchant customers.

Trade Accounts Receivable — The Company sells systems and provides services mainly to recurring customers, wherein the customer’s ability to pay has previously been evaluated. The Company generally does not require collateral. The Company periodically reviews accounts receivable for amounts considered uncollectible. Allowances are provided for uncollectible accounts when deemed necessary. Such allowances are based on an account-by-account analysis of collectibility or impairment plus a provision for non-customer specific defaults based upon historical collection experience. At December 31, 2007 and 2006, the allowance for doubtful accounts was $50,883 and $70,466, respectively. For the years ended December 31, 2007 and 2006, bad debt expense totaled $185,623 and $366,053, respectively.

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

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dispositions of property and equipment are included in the results of operations. The following table shows the estimated service lives of the various categories of assets:

Estimated
Service Lives
in Years

Infrastructure — computer equipment	3-5
Other computer equipment	3-5
Software	2-5
Capital leases	3
Furniture and fixtures	2
Leasehold Improvements	3

Intangible Assets — Intangible assets consist primarily of identifiable intangible assets obtained in connection with acquisitions. Intangible assets are amortized using the straight-line method over their estimated useful lives. Intangible assets are evaluated at least annually or when events or circumstances arise that indicate the existence of impairment.

Computer Software Costs — In its operations, the Company has spent significant resources in developing the software that enables small businesses to build their own websites and transact business over the Internet. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company charges all development costs to research and development until technological feasibility has been established. Technological feasibility has been established when a detail program design has been completed, or the completion of a working model. After reaching technological feasibility, additional software costs are capitalized until the software is available for general release to the customers. The Company has made the software available to the end user immediately after technological feasibility has been established; therefore, no costs associated with producing the software have been capitalized other than software purchased through acquisitions. Note 4 to the consolidated financial statements sets forth balances of acquired software as of December 31, 2007 and 2006.

Advertising costs — The Company advertises through trade shows, direct mailers and online advertising. Advertising costs are expensed when incurred. Advertising expense was $71,378 and $131,087 for the years ended December 31, 2007 and 2006, respectively.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in determining whether the value of the assets are recoverable. No impairment was necessary during the years ended December 31, 2007 and 2006.

Discontinued Operations — The Company has entered into negotiations with a third party to sell substantially all of the assets of it’s wholly owned subsidiary, Jadeon, Inc. The operations of Jadeon, Inc. have been reclassified as discontinued operations on the accompanying consolidated statements of operations. The assets and liabilities of Jadeon, Inc. have been reclassified as assets and liabilities related to discontinued operations in the accompanying consolidated balance sheets (see Note 9).

Deferred Revenue — Deferred revenue represents amounts collected prior to complete performance of professional services and customer support services. This revenue is recognized when the services are performed.

Stock-Based Compensation — As of December 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 13. In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). During the years ended December 31, 2007 and 2006, the Company recognized $1,033,635 and $1,317,289, respectively, of expense relating to the issuance of stock-based compensation under SFAS 123R.

Income Taxes — Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the carryforward of operating losses and tax credits and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized (See Note 10).

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

Income (Loss) Per Share — Basic income (loss) per share is calculated by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is similarly calculated, except that the weighted-average number of common shares outstanding would include common shares that may be issued subject to existing rights with dilutive potential when applicable.

The Company had 5,530,864 potentially issuable common shares at December 31, 2007. The potentially issuable common shares at December 31, 2007 were excluded from the calculation of diluted loss per share from continuing operations because the effects would be anti-dilutive.

The Company had 3,042,859 potentially issuable common shares at December 31, 2006. The potentially issuable common shares at December 31, 2006 were excluded from the calculation of diluted loss per share from continuing and discontinued operations because the effects would be anti-dilutive.

New Accounting Standards — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain non-

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

NOTE 2 —	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $2,961,860 and $8,473,688 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the Company had an accumulated deficit of $39,443,709 and $36,481,849, respectively, a working capital deficit of $7,472,096 and $7,283,749, respectively and a total stockholders’ deficit of $4,532,219 and $3,579,611, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2007 and 2006:

			Estimated
			Service Lives
	2007	2006	in Years

Infrastructure — computer equipment	$533,879	$729,920	3-5
Other computer equipment	62,217	54,212	3-5
Software	306,364	306,364	2-5
Equipment under capital lease obligations	820,314	433,841	3
Furniture and fixtures	36,801	36,802	2
Leasehold Improvements	2,613	6,387	3

	1,762,188	1,567,526
Less: accumulated depreciation	1,183,324	850,312

Property and Equipment, Net	$578,864	$717,214

The useful life of the leasehold improvements is less than the length of the lease. Depreciation expense from continuing operations for the years ended December 31, 2007 and 2006 was $326,178 and $172,117 respectively. Depreciation expense included in discontinued operations for the years ended December 31, 2007 and 2006 was $87,449 and $112,503, respectfully.

NOTE 4 —	INTANGIBLE ASSETS

Intangible Assets — The following table summarizes the gross carrying amounts and the related accumulated amortization of amortizable intangible assets as of December, 31:

		2007		2006
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Acquired software	3-5 years	$1,198,813	$849,165	$1,198,813	$549,876
Customer contracts and relationships	3 years	438,006	374,739	438,006	228,736

Total		$1,636,819	$1,223,904	$1,636,819	$778,612

Total amortization expense from continuing operations related to intangible assets was $445,292 in 2007 and $400,987 in 2006. Total amortization from discontinued operations was $557,058 in 2007 and in 2006. Total estimated annual amortization expense from continuing operations for the years ending 2008 through 2009 is shown in the following table:

Year Ending December 31,

2008	$326,944
2009	85,971

$412,915

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2007 and 2006:

	2007	2006

Merchant reserves	$389,700	$369,023
Accrued interest	198,181	187,099
Partner payments	79,732	102,021
Penalties	—	267,000
Other	187,172	85,920

	$854,785	$1,011,063

NOTE 6 —	LONG-TERM DEBT

From April through July 2006, the Company received cash of $345,000 from related parties in exchange for issuing 15% convertible notes that mature two years from the date the monies were received. The convertible notes are convertible into common shares at the rate of one share for each $1.50 of principal and accrued interest at the option of the note holder. For each $1,000 of notes subscribed for, each investor received 200 warrants to purchase common stock at an exercise price of $0.01 per share. These warrants expire two years after the issue date of the notes or thirty days after the closing bid price of the Company’s common stock is greater than $3.00 per share for twenty consecutive days and the average daily trading volume is at least 40,000 shares of common stock.

At the date the monies were received the debt was recorded net of discounts of $116,309 for the fair value of the associated warrants and a beneficial conversion feature of $215,923. The discount is being amortized over the life of the notes (two years). During the years ended December 31, 2007 and 2006 the amount of discount amortized to interest expense was $164,945 and $104,119, respectively.

In January 2007, the Company entered into stock purchase agreements with three parties affiliated with an officer and director of the Company. Pursuant to the stock purchase agreements, $280,805 of 8% related party notes payable along with $42,684 of accrued interest were exchanged for 646,979 shares of the Company’s common stock.

In May 2007, the Company entered into a Securities Purchase Agreement with a third party whereby the Company received a total of $2,000,000 ($1,825,000 net of fees) for two secured notes payable. The notes are due one year from the date of issuance and accrue interest at 15% per year. Interest is due monthly and 115% of the outstanding principal balance along with any accrued and unpaid interest is due at maturity. The Company is allowed to retire the notes prior to maturity by paying all accrued and unpaid interest and 102.5% to 113.75% of the unpaid principal balance depending on the date of the early pay-off.

Proceeds from the notes were used to pay-off the Company’s bank credit-lines ($550,000), of which $450,000 was in default, and to pay-off the amount due pursuant to a settlement agreement relating to a disputed product-line purchase agreement. The total amount accrued and unpaid under the disputed product-line purchase agreement was $1,100,000 ($1,200,000 as of December 31, 2006) and included in long-term debt. The amount paid on May 4, 2007 under the settlement agreement was $500,000 plus $22,566 of penalties and interest. A gain equal to the difference between the amount accrued under the agreement and the amount paid has been recorded on the Company’s books in May 2007. The remaining proceeds from the notes were used for working capital purposes. In November 2007, the Company repaid $1,000,000 of these notes payable together with the associated accrued interest.

In addition to the secured notes payable, the Company issued the third party warrants to purchase 1,128,164 shares of the common stock and warrants to purchase 56,408 shares of common stock to a broker. The Company recorded debt discount totaling $478,238 relating to loan fees of $175,000 and $303,238 for the warrants issued with the notes. The discount on the note is being amortized over the life of the notes (one year).

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007 the amount of discount amortized to interest expense was $378,605, which included the expensing of a pro-rata share of the then un-amortized debt discount at the time of the $1,000,000 principal payment in November 2007.

Long-term debt consists of the following at December 31, 2007 and 2006:

	2007	2006

Non-interest bearing note payable to an unrelated party, interest imputed at 8%, settled with cash payment of $522,566	$—	$1,200,000
Note payabable to an unrelated party, interest at 15%, net of discount of $99,633, matures May 2008	975,367	—
Note payable to an unrelated party, interest imputed at 2.49%, matures October 2008, monthly payments of $8,357	211,301	274,655

Total debt	$1,186,668	$1,474,655
Less current maturities	(1,103,847)	(1,294,529)

Long-term debt	$82,821	$180,126

Related party notes payable consists of the following at December 31, 2007 and 2006:

	2007	2006

Notes payable to a shareholder, interest at 12%, due on demand, in default, unsecured	$200,000	$200,000
Note payable to former owner of Jadeon, interest at 5%, net of discount of $10,587 and $22,944, unsecured	202,870	391,244
Note payable to a related party, interest at 8%, Settled by issuing shares of common stock in January 2007	—	280,805
Convertible note payable to related parties, interest at 15%, matures beginning April 2008, net of discount of $63,167 and $228,112, secured	281,833	116,888

Total related party notes payable	$684,703	$988,937
Less current maturities	(684,703)	(658,105)

Long-term related party notes payable	$—	$330,832

A demand notice was given to the Company for the $200,000 of notes payable to a shareholder listed above. Since the Company did not repay the notes when the demand notice was given, it is considered to be in default per the provisions of the note. The Company has accrued interest on these notes at the 12% default rate called for in the notes since the default occurred.

The following is a schedule of future minimum payments of long-term debt at December 31, 2007:

Year Ending December 31,	Non-Related Party	Related Party

2008	$1,103,847	$684,703
2009	82,821	—

Total	$1,186,668	$684,703

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	LEASES

The Company conducts a substantial portion of its operations utilizing facilities under operating lease agreements. The Company also leases equipment under capital leases. The following is a schedule of future minimum lease payments at December 31, 2007 excluding operating leases relating to discontinued operations:

	Capital	Operating
Year Ending December 31,	Leases	Leases

2008	$221,936	$208,040
2009	124,146	130,275
2010	53,526	106,248
2011	—	110,502
2012	—	114,924
Thereafter	—	29,010

Total future minimum lease payments	$399,608	$698,999

Less: amount representing interest	38,872

Total capital lease obligations	360,736
Less: current portion	195,662

Capital lease obligations, net of current portion	$165,074

During the years ended December 31, 2007 and 2006, the Company recorded fixed assets under capital leases totaling $184,892 and $344,536, respectively. The Company has recorded $166,736 and $92,109, respectively of depreciation expense during the years ended December 31, 2007 and 2006 on capital leases.

Rental expense for operating leases for the years ending December 31, 2007 and 2006 was $290,582 and $292,307, respectively.

NOTE 8 —	RELATED PARTY TRANSACTIONS

In November 2006, two parties, one of which is affiliated with the President of the Company (John R. Dennis) and one of which is affiliated with the then CFO of the Company (Robert K. Bench), purchased from a third party, a total of 143,000 shares of stock that were subject to a $50,000 penalty for non-registration of the shares. As consideration for the purchase of the shares from the third party and the cancellation of the registration rights and penalty, these related parties were granted a total of 100,000 shares of common stock. The Company recorded additional expense of $10,000 for the difference between the value of the 100,000 shares of common stock issued to the related parties and the accrued penalty of $50,000.

The Company issued 646,979 shares of common stock in January 2007 for the conversion of related party debt and related accrued interest. The debt was held by entities affiliated with John R. Dennis. The value of the notes converted was $280,805 along with accrued interest of $42,684. The difference between the fair value of the stock issued and the balance of the notes payable and accrued interest ($45,689) was recorded as compensation expense during 2007.

The Company issued 66,152 shares of common stock in February 2007 to the holders of $345,000 of 15% convertible notes as payment of $33,076 in accrued interest. The holders of the notes payable are all shareholders of the Company and $310,000 of the notes are held by officers and directors of the Company. The difference between the accrued interest and the fair value of shares issued ($4,631) was recorded as additional interest expense during 2007.

In June 2007 the Company issued 90,000 shares of common stock to Robert K. Bench, who served as the Company’s Chief Financial Officer until June 18, 2007, and 50,000 shares of common stock to John R. Dennis, a

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director and President of the Company. The shares issued to Mr. Bench and to Mr. Dennis were in lieu of cash compensation for services rendered and were valued at $0.30 per share based on the closing price of the Company’s common stock on the issuance date and the Company recognized $42,000 of compensation expense during 2007.

On November 2, 2007, The Company issued a total of 300,000 shares of common stock to its outside directors (100,000 shares to each outside director) for compensation for services rendered as members of the Board of Directors. The shares vest quarterly over a one year period. The Company recognized $15,000 of compensation expense during 2007 relating to these shares.

For approximately a five year period through May 2007, a significant portion of the outstanding debt of the Company was secured by personal guarantees of the Company’s Chairman and Chief Executive Officer, John Wall. These personal guarantees restricted the use of certain assets of Mr. Wall during the time period for which the debt secured by his personal guarantees was outstanding. In August 2007, the Company’s Board of Directors approved the payment of $250,000 of interest expense to Mr. Wall for the use of his personal guarantees. The accrual of this interest is included in interest expense during the year ended December 31, 2007. As of December 31, 2007, all interest expense accrued for Mr. Wall’s guarantees had been paid.

NOTE 9 —	DISCONTINUED OPERATIONS

The Company is currently negotiating the sale of substantially all of the assets of it’s wholly owned subsidiary, Jadeon, Inc., to a third party. The December 31, 2007 and 2006 balances relating to the assets and liabilities of Jadeon, Inc., have been classified as assets and liabilities related to discontinued operations in the accompanying balance sheets. Goodwill related to the acquisition of Jadeon, Inc. in 2005 has also been classified as assets related to discontinued operations. We generated $16,179,000 and $15,331,000 of revenue through the operations of Jadeon, Inc. during 2007 and 2006, respectively. The schedule below sets forth the balances assets and liabilities related to discontinued operations as of December 31, 2007 and 2006:

	2007	2006

Trade accounts receivable, net of allowance for doubtful accounts of $54,871 and $70,466, respectively	$615,005	$918,865
Inventories, net of allowance for obsolete inventory of $209,962 and $226,656, respectively	550,696	486,736
Other current assets	87,062	78,649

Total current assets related to discontinued operations	$1,252,763	$1,484,250

Property and equipment, net	$107,455	$184,103
Intangible assets, net	255,318	812,376
Goodwill	1,833,220	1,833,220

Total long-term assets related to discontinued operations	$2,195,993	$2,829,699

Trade accounts payable	$1,591,812	$1,278,364
Accrued salaries and wages	254,063	215,167
Accrued liabilities	176,093	218,809
Deferred revenues	2,602,143	2,350,651

Total current liabilities related to discontinued operations	$4,624,111	$4,062,991

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006

Deferred Tax Assets:
Amortization of Intangibles	$1,709,732	$608,945
Accrued liabilities	202,152	110,741
Reserves for bad debt and inventory obsolescence	124,706	132,495
Depreciation	66,665	28,814
FAS 123R	1,039,823	1,026,437
Net operating loss caryforward	8,834,188	9,691,085

Total Deferred Income Tax Assets	11,977,266	11,598,517
Valuation Allowance	(11,977,266)	(11,598,517)

Net Deferred Income Tax Assets	$—	$—

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

As of December 31, 2007, the Company had net operating loss carryforwards for tax reporting purposes of approximately $23,684,000. These net operating loss carryforwards, if unused, begin to expire in 2019.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2007 and 2006:

	2007	2006

Benefit at statutory rate (34)%	$(1,007,032)	$(2,881,054)
Non-deductible expenses	290,872	188,625
Change in valuation allowance	388,080	3,703,723
Adjustment due to FAS 123R	—	(749,970)
Adjustment to net operating loss benefit, depreciation, other	397,590	—
State tax benefit, net of federal tax benefit	(69,510)	(261,324)

Net Benefit from Income Taxes	$—	$—

NOTE 11 —	STOCKHOLDERS’ EQUITY

In addition to the related party equity transactions discussed in Note 8 above, the following equity transactions took place during the years ended December 31, 2007 and 2006:

Exercise of Stock Options — During 2006, employees of the Company exercised options to purchase 228,175 shares of common stock. Of the options exercised, options to purchase 210,444 shares of common stock were exercised in a cashless transaction whereby 191,931 shares were issued. The Company received $4,052 for the exercise of options to purchase 17,731 shares of common stock.

During 2007, the Company received $4,031 from employees exercising options to purchase 43,644 shares of common stock. Of the options exercised, options to purchase 4,958 shares of common stock were exercised in a cashless transaction whereby 3,333 shares were issued.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock issued for Services — In May 2006, the Company issued 143,000 shares of common stock to the owner of a potential acquisition target to extend the initial purchase agreement. The acquisition never materialized and the value of the shares issued ($457,600 or $3.20 per share, which was the closing price of the Company’s common stock on May 3, 2006) was booked as an acquisition expense. The shares issued included registration rights that subjected the Company to a $5,000 per week penalty for each week ending after August 5, 2006 that the shares were not registered. The shares were repurchased on November 21, 2006 by two related parties (see Note 8) and the registration rights were cancelled. As consideration for the cancellation of the registration rights, a total of 100,000 additional shares were issued to the related parties.

In June 2006, the Company issued 8,000 shares to a former employee as part of a severance package. The amount of expense booked was $16,000 or $2.00 per share.

In November 2006, the Company entered into an agreement with a public relations firm. As consideration for entering into the agreement, the Company issued 125,000 shares of common stock. The amount of expense recorded was $75,000 or $0.60 per share based on the closing price of the Company’s common stock on the date of issuance.

The Company issued 175,000 shares of common stock in March 2007 as part of a termination of a commission agreement with a third party. As a result of this issuance, $40,618 of accounts payable was converted to common stock and the Company recorded $60,882 of compensation expense during the year ended December 31, 2007.

The Company issued a total of 150,000 shares of common stock in June 2007 to two third parties for consulting services. These shares were valued at $0.30 per share and the Company recognized $45,000 of expense during the year ended December 31, 2007.

The Company issued a total of 500,000 shares of common stock in August 2007 to a third party for consulting services. These shares were valued at $0.18 per share and the Company recognized $90,000 of expense during the year ended December 31, 2007.

The Company agreed to issue additional common stock or warrants to the holder(s) of the $2,000,000 of 15% notes payable issued in May 2007 (Note 6) if the Company issues any common stock or warrants to purchase common stock during the three year term of the warrants. The amount of common stock or warrants to be issued will be equal to quotient obtained by dividing the total number of shares issuable under the warrants then outstanding by the outstanding shares of the Company’s common stock just prior to the issuance of additional shares, multiplied by the number of shares of common stock to be issued. As of December 31, 2007, the Company had an obligation to issue 56,852 shares of common stock or warrants to the third party which had not been issued as of December 31, 2007. The Company has recorded share-based payment expense and additional paid-in-capital of $25,363 for this obligation as of December 31, 2007.

NOTE 12 —	SHARE BASED PAYMENTS

Stock Plan — The Company grants stock options and restricted stock to employees and non-employee directors and consultants under its amended stock plan. Vesting requirements for awards under this plan vary by individual grant and are time-based. The majority of the options granted under the Plan have a contractual life of 10 years. The total number of shares of common stock reserved for under the Plan is 6,440,466 (4,440,466 for options and 2,000,000 for restricted stock). As of December 31, 2007, there were 831,915 restricted shares of common stock and options to purchase 3,618,511 shares of common stock outstanding under the plan. As of December 31, 2007, there were 1,168,085 shares of common stock available for issuance as restricted stock and 421,956 shares of common stock available for the grant of stock options.

Prior to January 1, 2006, the Company accounted for its stock option plan using the intrinsic value method of accounting provided under APB 25 and related interpretations, as permitted by SFAS 123. Under this method no compensation expense was recognized for stock option grants, with the exception of options accounted for under

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable accounting that were determined to have an exercise price below the fair value of the Company’s underlying common stock as of the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under this transition method, compensation costs recognized during the years ended December 31, 2007 and 2006 includes: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and has therefore not recognized any excess tax benefits from the exercise of stock options.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the years ended December 31, 2007 and 2006 were:

	2007	2006

Dividend yield	0.0%	0.0%
Expected Volatility	189%	169%
Risk-free interest rate	4.5%	4.6%
Expected term	5.86 years	5.86 years

Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summary presents information regarding outstanding options as of December 31, 2007 and changes during the year then ended with regard to all options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contract Term	Value

Outstanding at December 31, 2006	2,159,911	$0.83
Granted	1,929,500	$0.39
Exercised	(45,311)	$0.10
Forfeited or expired	(410,589)	$0.54
Cancelled	(15,000)	$0.50

Outstanding at December 31, 2006	3,618,511	$0.64	8.46 Years	$278,317

Exercisable at December 31, 2006	1,513,605	$0.73	7.30 Years	$81,671

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $0.38 and $1.65, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $16,312 and $459,180, respectively. Total share-based payment expense for the years ended December 31, 2007 and 2006 was $1,033,635 and $1,317,289, respectively.

As of December 31, 2007 there were 831,915 shares of restricted common stock issued and outstanding under the plan, all of which were issued during 2007 and none of which was vested as of December 31, 2007. The intrinsic

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of outstanding restricted common stock under the plan as of December 31, 2007 was $382,681. There were not shares of restricted common stock issued or outstanding under the plan as of December 31, 2006.

No share-based payment costs were capitalized during the years ended December 31, 2007 and 2006. As of December 31, 2007, there was $857,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

In addition to share-based compensation issued under the Company’s plan, there were 440,000 shares of restricted common stock issued outside of the plan to directors and officers for compensation in 2007 (Note 8). Included in these shares are 300,000 shares issued to outside directors that vest quarterly through October 2008. Compensation expense recognized on restricted common stock issued outside of the Company’s plan to officers and directors totaled $57,000 in 2007. Additional compensation expense for the unvested portion of these shares totaling $75,000 is expected to be recognized in 2008. Total share-based payment expense for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Cost of services	$7,219	$17,291
General and administrative expense	327,143	534,215
Sales and marketing expense	335,016	435,839
Research and development expense	35,782	68,407

Total share-based payment expense from continuing operations	705,160	1,055,752
Discontinued operations	328,475	261,537

Total share-based payment expense	$1,033,635	$1,317,289

Warrants — During 2006, the Company issued 69,000 warrants to purchase shares of the Company’s common stock. These warrants were issued to investors in conjunction with the issuance of $345,000 of 15% convertible notes. These warrants are exercisable at $0.01 per share, vest immediately and expire two years from the date of grant. The issuance of these warrants resulted in a discount to the debt of $116,309 valued under the Black-Scholes method. This is being amortized over the maturity of the notes which is through April to July 2008. The Company also issued 18,000 warrants to purchase shares of the Company’s common stock to a bank for an extension on a line of credit. The warrants are exercisable at $0.01 per share, vest immediately and expire two years from the date of grant. The Company valued this issuance using the Black-Scholes method and recorded expense of $24,142. The weighted average assumptions used in valuing the warrants issued in 2006 were an expected dividend yield of 0, a risk free interest rate of 4.95%, volatility of 140% and an expected life of 2 years.

In May 2007, the Company issued the warrants to purchase 1,128,164 shares of the common stock in conjunction with the issuance of $2,000,000 of 15% secured notes payable. The Company also issued warrants to the broker of the transaction to purchase 56,408 shares of common. The warrants are exercisable at $0.01 per share and are for a terms of three (note-holder warrants) and five (broker warrants) years. The Company valued these warrants at $303,238 using the Black-Scholes method which resulted in debt discount that is being amortized over the life of the notes. Weighed average assumptions used in valuing the warrants were volatility of 188%, risk free interest rate of 4.59%, and an assumed life of 3.10 years.

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock warrants outstanding as of December 31, 2007, all of which are exercisable is as follows:

Exercise	Warrants	Expiration
Price	Outstanding	Date

$0.010	200,000	Apr-08
$0.010	125,000	Jun-08
$0.010	20,000	Jul-08
$0.010	18,000	Aug-08
$1.000	4,500	Sep-08
$0.010	1,128,164	May-10
$1.500	15,280	Sep-10
$0.010	56,408	Jun-12

	1,567,352

NOTE 13 —	ACQUISITIONS

CreditDiscovery/Acquirint acquisition — On November 9, 2006, the Company entered into an asset purchase agreement with CreditDiscovery, LLC and Acquirint, LLC. (“CreditDiscovery”) to acquire substantially all of the assets of CreditDiscovery. The results of CreditDiscovery operations are included in the consolidated financial statements from November 9, 2006. CreditDiscovery develops and delivers web-based credit card processing products and services to the merchant acquiring business, banking and financial institutions.

The integration of CreditDiscovery represented a strategic extension of the Company’s ability to provide products and services that support small business owners throughout their entire business cycle. The acquisition of this technology reduces the amount of time it takes to acquire a bank card customer and provides a life cycle management tool that reduces the ongoing maintenance and risk management costs associated with a merchant portfolio.

The Company issued 454,000 shares of common stock for the purchase of the net assets of CreditDiscovery. The value of the shares issued was $267,860 or $0.59 per share. In addition, prior to the acquisition, the Company also assumed $15,053 of CreditDiscovery liabilities.

The shares issued in the acquisition were covered under a registration rights agreement that required the Company to register the shares with the United States Securities and Exchange Commission (“SEC”). The registration rights included the obligation of the Company to pay liquid damages totaling $200,000 if the shares were not registered within the time constraints of the registration rights. The Company accrued $200,000 for these potential penalties during 2006. In 2007, the Company registered the shares with the SEC and reversed the accrued penalty.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. At November 9, 2006, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Property and equipment	$25,000
Intangible asset	257,913

Total assets acquired	282,913

Current liabilities	(15,053)

Total liabilities assumed	(15,053)

Net Assets Acquired	$267,860

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	SEGMENT INFORMATION

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

Commerce — This division provides services to small businesses that provide operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; payment processing services for credit cards, automated clearinghouse transactions, bill presentment and payment; and business cash advances.

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

The following presents certain segment information as of and for the year ended December 31, 2007:

	Promotion	Commerce	Total

Revenue from external customers	$3,526,802	$2,963,219	$6,490,021
Depreciation and amortization	510,957	260,512	771,469
Interest expense	46,994	—	46,994
Segment income	887,227	16,301	903,528
Segment assets	787,870	1,127,507	1,915,377

The following presents certain segment information as of and for year ended December 31, 2006:

	Promotion	Commerce	Total

Revenue from external customers	$3,430,446	$2,922,940	$6,353,386
Depreciation and amortization	402,310	1,418,039	1,820,349
Interest expense	19,140	—	19,140
Segment loss	(1,350,105)	(960,960)	(2,311,065)
Segment assets	1,279,975	1,427,936	2,707,911

INNUITY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of segment income (loss) to the Company’s consolidated loss from continuing operations for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Total Segment income (loss)	$903,528	$(2,311,065)
Unallocated items:
Share-based payments from continuing operations	(705,160)	(1,055,752)
Interest expense	(1,217,899)	(650,819)
Professional services	(808,237)	(1,346,729)
Costs of abandoned acquisition	—	(648,000)
Accrual and subsequent reversal of registration rights penalties	200,000	(200,000)
Executive and other	(1,376,717)	(1,908,572)

Loss from continuing operations	$(3,004,485)	$(8,120,937)

A reconciliation of segment assets to the Company’s total consolidated assets as of December 31, 2007 and 2006 is as follows:

	2007	2006

Total segment assets	$1,915,377	$2,707,911
Cash and cash equivalents	200,877	307,483
Current assets related to discontinued operations	1,252,763	1,484,250
Long-term assets related to discontinued operations	2,195,993	2,829,699
Other assets not allocated to segments	49,659	13,836

Total assets	$5,614,669	$7,343,178

All of the Company’s revenues and assets were in the United States of America and Canada. During 2007 the Company had one customer that accounted for 23% of total revenue, of which only $118 was outstanding as of December 31, 2007. The Company buys and sells domain names on an ongoing basis through its Promotion division. Of the revenue generated from this customer, $1,250,000 was from the sale of a domain name. It is not anticipated that significant revenue will be generated from this customer in 2008.

NOTE 15 —	SUBSEQUENT EVENTS

On February 27, 2008, the Company’s Board of Directors approved the issuance of 1,225,000 shares of restricted common stock to certain officers and employees for incentive compensation. The approved shares include 225,000 shares issued under the Company’s stock plan to employees and 1,000,000 shares issued outside of the Company’s stock plan to Company officers. The shares under the Company’s stock plan vest over 3.5 years. The shares issued to Company officers vest over one year. The Company will recognize compensation expense for these shares over the vesting period based on the market price of the Company’s common stock on the date of approval of $0.24 per share.