Form 10-K/A
period 2007-12-31
INNUITY, INC. /UT/
filed 2008-04-29
CIK 1103645

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 000-29129

INNUITY, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0370820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8644 154TH AVENUE NE
REDMOND, WA 98052
(Address of principal executive offices)
(425) 497-9909
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.00025
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $4,002,000.
     Common Stock:
     At April 15, 2008 there were 25,020,224 shares of the registrant’s common stock, par value $0.00025 per share, outstanding.

EXPLANATORY NOTE
     This Amendment to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.
     Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following.
PART III
Item 10. Directors and Executive Officers of the Registrant
Directors
The following sets forth our current directors and information concerning their age and background as of April 15, 2008:

Name	Age	Principal Occupation	Director Since

John R. Wall	50	Chief Executive Officer, Chairman of the Board, Secretary and Treasurer of Innuity	2005
John R. Dennis	45	President and Director of Innuity	2005
Marvin A. Mall	47	Chief Operating Officer and Director of Innuity	2005
Keith A. Cannon	67	Registered Representative of Wilson-Davis & Co., Inc.	2005
Harold H. Kawaguchi	70	Director, Innuity	2005
Greg M. Stevenson	50	Senior Vice President of Research by the Reagan MacKenzie	2005
     John R. Wall has served our Chief Executive Officer, Chairman, Treasurer and Secretary and as a member of our board of directors since November 2005. From 1999 until November 2005, Mr. Wall served as the Chief Executive Officer of Vista.com, Inc. Mr. Wall previously founded Wall Data Inc. in October 1982 and served as its Chief Executive Officer until July 1999. Mr. Wall received a B.S. degree from Northern Arizona University.
     John R. Dennis has served as our President and as a member of our board of directors since November 2005. From February 2002 to November 2005, Mr. Dennis was the President of Vista.com, Inc. Mr. Dennis founded and served as the Chief Executive Officer and Chairman of Innuity, Inc. (an unrelated entity) from 1997 through its sale to Website Pros in February 2002.
     Marvin A. Mall has served as our Chief Operating Officer and as a member of our board of directors since November 2005. From September 1999 until November 2005, Mr. Mall was Chief Operating Officer of Vista.com, Inc. Mr. Mall previously served as Vice President of Development at Wall Data, Inc. from April 1983 to September 1999. Mr. Mall received his B.S. degree from the DeVry Institute.
     Keith A. Cannon has served as a member of our board of directors since November 2005. Mr. Cannon also serves as a member of the boards of directors of JLM Courture, Inc. and Global Pari-Mutual Services, Inc. He has been engaged in the investment business for the past 36 years in various capacities and was a registered representative for Wilson-Davis & Co., a broker-dealer based in Salt Lake City, Utah, until August 2005.
     Harold H. Kawaguchi has served as a member of our board of directors since November 2005. From June 1999 to January 2004, Mr. Kawaguchi served as Chief Executive Officer of Amnis Corp. Mr. Kawaguchi also serves on the boards of directors of Therus Corp., Stratos Group LLC and Manifesto Group, all of which are privately held companies. Mr. Kawaguchi received a B.A. and an M.F.A. from the University of Washington.
     Greg M. Stevenson has served as a member of our board of directors since November 2005. Mr. Stevenson has worked as a Senior Vice President of Research with the Reagan MacKenzie investment banking firm since September 2003. Mr. Stevenson previously served as Senior Vice President of Investment of the Matthew G. Norton Company from September 1999 through September 2003. Mr. Stevenson received a B.A. degree from Sacramento

State University California and an M.B.A. degree from the American Graduate School of International Management.
Audit Committee
     The current members of our audit committee are Messrs. Cannon, Kawaguchi and Stevenson (Chairman). Our board of directors has determined that each member of the audit committee meets the independence criteria set forth in the applicable rules of the Securities and Exchange Commission for audit committee membership. The board of directors has also determined that at least one member of the audit committee, Mr. Stevenson, is qualified as an “audit committee financial expert” as defined by the SEC.
Executive Officers
     Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following sets forth our current executive officers and information concerning their age and background as of April 15, 2008:

			Position
Name	Position	Age	Since
John R. Wall	Chief Executive Officer, Secretary and Treasurer	50	2005
John R. Dennis	President and Director	45	2005
Marvin A. Mall	Chief Operating Officer	47	2005
Linden N Barney	Chief Financial Officer	45	2007
James D. Crisera	President, Promotions Division	39	2006
Douglas E. Merryman	President, Merchant Services Business Line	46	2006
Stephen L. Ferrante	President, In-Store Systems Business Line	44	2006
     In addition to Messrs. Wall, Dennis and Mall, whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officers of Innuity and its subsidiaries. Each of the executive officers serves until terminated by our Board of Directors or until the officer resigns.
     Linden N. Barney was appointed as our Chief Financial Officer in June 2007. From March 2006 to June 2007, Mr. Barney served as our Vice President of Finance. Prior to joining Innuity, Mr. Barney was with Sento Corporation for eight years, serving as its corporate controller from 2000 to 2006. Mr. Barney is a Certified Public Accountant and worked in public accounting for over 10 years, beginning his career with KPMG Peat Marwick. Mr. Barney received a B.S. degree from Brigham Young University.
     Douglas E. Merryman has served as President of our Merchant Services business line since November 2005. From January 2003 to November 2005, Mr. Merryman was Managing Partner of Merchant Partners.com, LLC, a payment gateway services company which Vista.com, Inc. acquired in January 2004. From December 1999 to January 2004, Mr. Merryman owned and founded WebsiteESP, an Internet hosting service provider. Mr. Merryman received a B.S. degree from Arizona State University.
     Stephen L. Ferrante has served as President of our In-Store Systems business line since February 2006. From November 2005 until February 2006 Mr. Ferrante was the Chief Operating Officer of the Company’s In-Store business line. Mr. Ferrante was the Chief Operating Officer of Vista.com, Inc.’s In-Store Systems business line from July 2005 until our 2005 merger. From October 2004 to July 2005, he was the Chief Operating Officer of Jadeon, Inc. Mr. Ferrante was Director of International Sales at Radiant/Aloha Technologies from 2003 to 2004. From 2001 to 2002, Mr. Ferrante served as Vice President of Sales, at Alphanet Solutions Inc. Mr. Ferrante received an M.A. degree from the Graziadio School of Business Management, Pepperdine University, and B.A. degree from the University of Phoenix.
     James D. Crisera has served as President of our Promotions Division since April 2006. From September 2005 until March 2006, he served as the Chief Operating Officer of our Promotions Division. From July 2004 to September 2005, Mr. Crisera was the Vice President of Marketing for Vista.com, Inc. Prior to joining Vista.com, Inc., Mr. Crisera co-founded Vendaria, an online marketing services company, where he served as Chief Operating

Officer from 1999 to 2004. Mr. Crisera started his career as an auditor with Deloitte & Touche. Mr. Crisera is Certified Public Accountant and received a B.A. degree from the University of California at Los Angeles.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except Mr. Dennis filed three late reports with respect to three transactions, Mr. Ferrante filed one late report with respect to one transaction and Mr. Merryman filed one late report with respect to two transactions.
Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is posted on our website (http://www.innuity.com). In the event that an amendment to, or a waiver from, a provision of our code of ethics that applies to any of our officers or directors is necessary, we intend to post such information on our website at the above address.
Item 11. Executive Compensation
Summary Compensation Table
     The following table sets forth information concerning the compensation earned during fiscal 2007 by our Chief Executive Officer, and our one additional most highly-compensated executive officers. We refer to these executives as our “named executive officers.”
2007 SUMMARY COMPENSATION TABLE

							Non-Equity
							Incentive
							Plan	All Other
		Salary		Bonus	Stock	Option	Compensation	Compensation	Total
Name and Principal Position	Year	($)		($)	Awards ($)	Awards (1) ($)	($)	($)	($)
John R. Wall	2007	$150,000		$—	$—	$—	$—	$—	$150,000
Chief Executive	2006	150,000		—	—	—	—	—	150,000
Officer
James D. Crisera	2007	222,667	(2)	—	—	82,849	—	—	305,516
President,	2006	148,940	(3)	—	—	58,346	—	—	207,286
Promotion Division
Stephen L. Ferrante	2007	157,500		93,233	—	90,889	—	—	341,622
President, In-Store	2006	120,000		41,802	—	60,851	—	—	222,653
Business Line

(1)	Values of option grants represent the actual compensation cost recognized by our company during fiscal 2007 for options to purchase our common stock granted in 2007 and prior years as determined pursuant to Financial Accounting Standards No. 123R, “Share-Based Payment,” utilizing the assumptions discussed in the notes to our company’s consolidated financial statements for the year ended December 31, 2007.

(2)	Includes commissions of $97,667, of which $52,500 was accrued and unpaid as of December 31, 2007.

(3)	Includes commissions of $23,940.
Employment Agreements with Named Executive Officers
     Pursuant to our acquisition of Jadeon, Inc. in 2005, Mr. Ferrante receives a quarterly retention bonus based on a percentage of either the lessor of the percentage of Jadeon Inc.’s quarterly revenue or net income excluding amortization expense. In the event that the calculated quarterly amount is less than $6,500, Mr. Ferrante will receive a minimum of $6,500 for that quarter. Mr. Ferrante is entitled to receive a maximum of $588,000 under this bonus plan so long as he is not terminated for cause or voluntarily terminates his employment. Of the amount included as bonuses for Mr. Ferrante for the 2006 fiscal year, $48,345 relates to quarterly retention bonuses of which $15,130 was unpaid and accrued as of December 31, 2006, and $50,000 relates to performance bonuses, all of which was accrued and unpaid as of December 31, 2006. Of the amount included in bonuses for Mr. Ferrante for the 2007 fiscal year, $80,733 relates to quarterly retention bonuses of which $43,893 was accrued and unpaid as of December 31, 2007, and $12,500 relates to performance bonuses paid. The performance bonuses received by Mr. Ferrante were discontinued in 2007 in conjunction with an increase in base salary.
Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth certain information concerning equity awards outstanding to the named executive officers at December 31, 2007:

			Option Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised		Option
	Options	Options (1)	Unearned	Option Exercise	Expiration
	(#)	(#)	Options	Price	Date
Name	Exercisable	Unexercisable	(#)	($)	(Month-Year)

John R. Wall	—	—	—	—	—
James D. Crisera	31,652	2,110	—	0.10	Aug-14
	45,540	20,698	—	0.47	Sep-15
	43,750	96,250	—	0.54	Jan-17
	—	200,000	—	0.32	Aug-17
Stephen L. Ferrante	108,750	18,750	—	0.47	Sep-15
	24,376	40,624	—	0.57	Oct-16
	35,159	77,341	—	0.54	Jan-17
	—	220,000	—	0.32	Aug-17

(1)	These options vest over 31/2 years with 25% vesting six months from the date of issuance and an additional 6.25% vesting every month thereafter until fully vested. The options expire 10 years after the date of issuance.
Option Exercises and Stock Vested During Last Fiscal Year
     None of our named executive officers exercised stock options during fiscal 2007.
Pension Benefits
     None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation

     None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.
Potential Payments upon Termination or Change in Control
     None of the named executive officers would receive any additional remuneration upon termination or as a result of a change in control of Innuity.
Director Compensation
     Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. In addition, and subject to annual review and approval by the board of directors, members of the board of directors who are not employees receive grants of shares of restricted stock equal to that number of shares on the day immediately prior to the date of the grant valued at $30,000. Each such restricted stock grant is governed by the terms of the Innuity, Inc. 1999 Amended and Restated Stock Option Plan, as amended, and vests 25% per quarter, provided such outside director continues to serve as a director at the time of such vesting.
     The following table sets forth the information concerning the compensation earned during fiscal 2007 by each individual who served as a non-employee director at any time during 2007.
2007 DIRECTOR COMPENSATION TABLE

	Fees Earned or	Stock	All Other
Name	Paid in Cash ($)	Awards ($)	Compensation ($)	Total ($)
Keith A. Cannon	—	$30,000	—	$30,000
Harold Kawaguchi	—	$30,000	—	$30,000
Greg M. Stevenson	—	$30,000	—	$30,000
Michael L. Snow (1)	—	—	—	—

(1)	Mr. Snow resigned from the board of directors in February, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     We currently maintain one compensation plan that provide for the issuance of our common stock to officers and other employees, directors and consultants. This is our Amended and Restated 1999 Stock Option Plan (the “Option Plan”) which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the Plan as of December 31, 2007:
     The following table contains information regarding our equity compensation plans as of December 31, 2007.

Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to Be	Exercise	Equity Compensation Plans
	Issued Upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants and	Reflected in the First
	Warrants and Rights	Rights	Column)

Equity compensation plans approved by security holders	3,618,511	$0.64	421,956
Equity compensation plans not approved by security holders	None	N/A	None

Total	3,618,511	$0.64	421,956

Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth, as of April 15, 2008, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each member of our board of directors, (iii) each named executive officer, and (iv) all of our directors and executive officers as a group.

		Number of
	Number of	Shares
	Shares	Underlying	Percent of
	Beneficially	Convertible	Common Stock
Name of Beneficial Owner(1)	Owned(2)	Securities(3)	Outstanding(4)

John R. Wall(5)	5,532,319	—	22.1%
Mark A. LeMay(6)	2,134,340	75,000	8.8%
John R. Dennis(7)	1,989,784	—	8.0%
Marvin A. Mall(8)	1,281,630	174,999	5.8%
Keith A. Cannon	201,737	50,000	1.0%
Harold H. Kawaguchi	387,724	—	1.5%
Greg M. Stevenson	244,987	10,000	1.0%
Stephen L. Ferrante	—	266,723	1.1%
James D. Crisera	—	211,332	*
Directors and executive officers as a group 10 persons)	10,138,181	1,128,731	43.1%

*	Less than 1%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o Innuity, Inc. at 8644 154th Avenue NE, Redmond, WA 98052.

(2)	Number of shares shown as beneficially owned by each person in the table includes all shares of common stock underlying options or warrants exercisable by such person within 60 days of April 15, 2008.

(3)	Represents the aggregate number of shares underlying options or warrants exercisable within 60 days of April 15, 2008.

(4)	Calculated on the basis of 25,020,224 shares of our common stock outstanding as of April 15, 2008, provided that any additional shares of common stock that a shareholder has the right to acquire within 60 days after April 15, 2008, are deemed to be outstanding for the purpose of calculating that shareholder’s percentage beneficial ownership.

(5)	Based in part on a Schedule 13D filed by John R. Wall and The Wall Family LLC with the Securities and Exchange Commission on November 9, 2005. Includes 1,000,000 shares held by the Wall Family LLC. Mr. Wall, Chief Executive Officer and a director, and his spouse, Linda Wall, have shared voting and dispositive power over the shares held by The Wall Family LLC, as managing members. Mr. Wall disclaims beneficial ownership of the shares held by The Wall Family LLC.

(6)	Based in part on a Schedule 13D filed by Mark A. LeMay with the Securities and Exchange Commission on November 9, 2005.

(7)	Includes 970,968 shares held by Seaport Ventures, LLC. and 20,000 shares held by Mr. Dennis’ dependent child. Mr. Dennis has sole voting and dispositive power over the shares held by Seaport Ventures, LLC.

(8)	Based in part on a Schedule 13D filed by Marvin A. Mall with the Securities and Exchange Commission on November 9, 2005. Includes 20,000 shares held by Mr. Mall’s dependent child.

Item 13. Certain Relationships and Related Transactions
     We entered into a services agreement with BayHill Group LLC, a Utah limited liability company, effective as of November 1, 2004. Robert K. Bench, our former Chief Financial Officer, is a member of BayHill. During 2007, we paid BayHill $33,300 for services rendered under the agreement, which included the services of Mr. Bench as our Chief Financial Officer and services provided by other BayHill members.
     From April through June, 2006, we issued 15% convertible promissory notes with an aggregate principal amount of $345,000. In connection with the financing, we issued notes with an aggregate principal amount of $310,000 to certain of our officers and directors as follows:

John R. Wall, Chief Executive Officer, Secretary, Treasurer and Director	$200,000
Marvin A. Mall, Chief Operating Officer and Director	$50,000
Keith A. Cannon, Director	$50,000
Greg M. Stevenson, Director	$10,000
     Interest on the principal amount of the notes is payable annually at our discretion in either cash or shares of our common stock. The notes are convertible into common shares at the rate of one share for each $1.00 of principal and accrued interest at the option of the note holder. For each $1,000 of principal the note holders received warrants to purchase 1,000 shares of common stock at an exercise price of $0.01 per share. In February 2007, we issued 66,152 shares of our common stock to the holders of the notes as payment of $33,076 in accrued interest.
     On November 21, 2006, we issued 100,000 shares of our common stock to Seaport Ventures, LLC and Bayhill Capital, LC. John R. Dennis, a member of our board of directors, is a principal of Seaport Ventures. Messrs. Cannon and Bench are principals of Bayhill Capital. We issued the shares of common stock in connection with the purchase by Seaport and Bayhill of shares of stock held by another shareholder and upon obtaining a waiver from such shareholder for potential claims the shareholder had alleged in the amount of $50,000.
     In January 2007, we issued 646,979 shares of our common stock to entities affiliated with Mr. Dennis for the conversion of outstanding debt and related accrued interest. The principal amount of the converted notes was $280,805 plus accrued interest of $42,684.
     In June, 2007, we issued 90,000 shares of our common stock to Mr. Bench and 50,000 shares of our common stock to Mr. Dennis in lieu of cash compensation for services rendered to us.
     From August through December  , 2007, we paid $250,000 to Mr. Wall in connection with his personal guarantees securing a significant portion of our outstanding debt. These personal guarantees restricted the use of certain assets of Mr. Wall during the time period for which the debt secured by his personal guarantees was outstanding.
Director Independence
     The board of directors has determined that Messrs. Cannon, Kawaguchi and Stevenson are “independent directors” within the meaning of Rule 4200 of the National Association of Securities Dealers, Inc.

Item 14. Principal Accountant Fees and Services
     The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2006, by Hansen, Barnett & Maxwell, P.C., our independent auditors:

	Fiscal	Fiscal
	2007	2006
Audit Fees (1)	$93,795	$94,673
Audit-Related Fees (2)	$10,408	$5,057
Tax Fees (3)	$19,166	$282

Total	$123,369	$100,012

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Hansen, Barnett & Maxwell, P.C. in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes audit-related services related to acquisitions by the Company.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.
     Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairman of the audit committee is also authorized, pursuant to delegated authority, to pre-approve additional services and such approvals are communicated to the full audit committee at its next meeting.
     The audit committee has considered the role of in providing tax services to us and has concluded that such services are compatible with Hansen, Barnett & Maxwell, P.C.’s independence as our auditors.
     For the fiscal years ended December 31, 2007, and 2006, the audit committee pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Incorporated by Reference
		Filed		Exhibit
Exhibit No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innuity, Inc.
By:	/s/ John R. Wall
John R. Wall
Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2008