Form 10-Q
period 2008-03-31
INNUITY, INC. /UT/
filed 2008-05-20
CIK 1103645

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-29129

Utah	Innuity, Inc.	87-0370820
(State or other Jurisdiction of Incorporation or Organization)	Exact Name of Small Business Issuer as Specified in its Charter	(I.R.S. Employer Identification No.)

8644 154th Avenue NE Redmond, WA 98052 (Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (425) 497-9909
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 16, 2008
Common stock $.00025 par value	26,258,392

Innuity, Inc.
Quarterly Report on Form 10-Q
Quarter ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$52,354	$200,877
Settlement deposits	358,747	361,675
Settlement receivable, net of allowance for doubtful accounts of $18,615 and $18,615, respectively	121,375	156,817
Trade accounts receivable, net of allowance for doubtful accounts of $35,970 and $50,883, respectively	221,901	322,131
Current assets relating to discontinued operations	1,379,801	1,252,763
Other current assets	96,769	132,634

Total Current Assets	2,230,947	2,426,897

Property and equipment, net	466,174	578,864
Intangible assets, net	301,592	412,915
Long-term assets relating to discontinued operations	2,073,633	2,195,993

Total Assets	$5,072,346	$5,614,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Trade accounts payable	$1,347,391	$1,449,062
Accrued salaries and wages	431,780	413,737
Merchant settlement payable	412,947	389,993
Accrued liabilities	809,431	854,785
Deferred revenues	186,607	183,093
Line of credit	85,412	—
Related party notes payable, current portion, net of discount of $27,854 and $73,754, respectively	616,481	684,703
Long-term debt, current portion, net of discount of $39,853 and $99,633, respectively	1,226,280	1,103,847
Capital lease obligations, current portion	189,146	195,662
Current liabilities relating to discontinued operations	4,994,153	4,624,111

Total Current Liabilities	10,299,628	9,898,993

Long-Term Liabilities
Long-term debt, net of current portion	57,668	82,821
Capital lease obligations, net of current portion	120,398	165,074

Total Long-Term Liabilities	178,066	247,895

Total Liabilities	10,477,694	10,146,888

Commitments and Contingencies
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 24,820,228 shares and 23,595,228 shares issued and outstanding, respectively	6,205	5,899
Additional paid-in capital	35,204,003	34,905,591
Accumulated deficit	(40,615,556)	(39,443,709)

Total Stockholders’ Deficit	(5,405,348)	(4,532,219)

Total Liabilities and Stockholders’ Deficit	$5,072,346	$5,614,669

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2008	2007

Revenues
Merchant services	$691,413	$662,492
Promotion services	511,628	620,945

Total revenues	1,203,041	1,283,437

Operating expenses
Cost of merchant services	158,232	196,220
Cost of promotion services	235,301	256,421
General and administrative	687,716	951,873
Selling and marketing	483,354	602,168
Research and development	338,148	458,417
Amortization expense	111,323	111,323

Loss from operations	(811,033)	(1,292,985)

Other expense
Interest expense, net	(217,235)	(95,554)

Loss before income taxes	(1,028,268)	(1,388,539)

Income tax benefit	—	—

Loss from continuing operations	(1,028,268)	(1,388,539)

Loss from discontinued operations	(143,579)	(166,166)

Net loss	$(1,171,847)	$(1,554,705)

Basic and Diluted Loss from Continuing Operations Per Common Share	$(0.04)	$(0.06)

Basic and Diluted Loss from Discontinued Operations Per Common Share	$(0.01)	$(0.01)

Basic and Diluted Loss Per Common Share	$(0.05)	$(0.07)

Basic and Diluted Weighted-Average Common Shares Outstanding	24,039,459	21,446,188

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2008	2007

Cash flows from operating activities

Net loss	$(1,171,847)	$(1,554,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	350,494	351,268
Accretion of discount on notes payable	143,180	41,749
Non-cash share based compensation	298,718	246,011
Common stock issued for services	—	111,202
Bad debt provision	24,891	52,623

Changes in assets and liabilities, net of acquisitions:
Settlement deposits	2,928	(170,469)
Trade accounts receivable	(85,162)	(88,579)
Settlement receivable	35,442	26,143
Inventories	53,101	26,585
Other current assets	16,227	6,454
Trade accounts payable	110,420	344,095
Merchant settlement payable	22,954	340,366
Accrued salaries and wages	65,731	(31,987)
Deferred revenues	68,989	772,141
Accrued liabilities	(566)	(219,907)

Total adjustments	1,107,347	1,807,695

Net cash provided by (used in) operating activities	(64,500)	252,990

Cash flows from investing activities
Purchase of property and equipment	(4,121)	(20,454)

Cash flows from financing activities
Increase in line of credit	85,412	—
Payments on related party notes payable	(114,122)	—
Payments on long-term debt	—	(123,412)
Payments on capital lease obligations	(51,192)	(34,663)
Payments on line of credit	—	(149,425)

Net cash used in financing activities	(79,902)	(307,500)

Net decrease in cash and cash equivalents	(148,523)	(74,964)

Cash and cash equivalents at beginning of period	200,877	307,483

Cash and cash equivalents at end of period	$52,354	$232,519

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

For the Three Months Ended March 31,	2008	2007

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$60,086	$14,989

Noncash investing and financing activities

Debt converted to common stock	—	280,405
Accrued interest converted to common stock	—	75,760
Conversion of accounts payable to common stock	—	40,618
See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Innuity, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.
     Operating results for the three-month periods ended March 31, 2008 and 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission on April 15, 2008.
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
     On May 2, 2008, the Company sold substantially all of the assets of its wholly owned subsidiary, Jadeon, Inc. The operations of Jadeon, Inc. have been reclassified as discontinued operations on the accompanying condensed consolidated statements of operations. The assets and liabilities of Jadeon, Inc. have been reclassified as assets and liabilities related to discontinued operations in the accompanying condensed consolidated balance sheets.
     The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. However, the Company has incurred substantial losses and has a working capital deficit and accumulated deficit as of March 31, 2008. In addition, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about the Company’s ability to continue as a going concern. Unless the Company is able to significantly increase its revenues and cash flows from operating activities, it will be required to raise additional funds in order to continue operations. No assurance can be given that the Company will be able to obtain such financing or that the Company will be able to obtain such financing with agreeable terms.
     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2. SHARE BASED PAYMENTS
     The Company grants stock options and restricted stock to employees and non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan (the “1999 Plan”). Vesting requirements for awards under the 1999 Plan vary by individual grant and are time-based. The majority of the options granted under the Plan have a contractual life of 10 years.
     Prior to January 1, 2006, the Company accounted for awards under the 1999 Plan using the intrinsic value method of accounting provided under APB 25 and related interpretations, as permitted by SFAS 123. Under this method no compensation expense was recognized for stock option grants, with the exception of options accounted for under variable accounting that were determined to have an exercise price below the fair value of the Company’s underlying common stock as of the date of grant.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under this transition method, compensation costs recognized during the periods ended after December 31, 2005 includes: a) compensation costs for all share-based payments granted through December 31, 2005, but for which the vesting period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and b) compensation costs for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
     SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and has therefore not recognized any excess tax benefits from the exercise of stock options.
     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average assumptions for the three month periods ended March 31, 2008 and 2007 were:

	2008	2007
Dividend yield	0.0%	0.0%
Expected Volatility	161%	197%
Risk-free interest rate	3.1%	4.6%
Expected term	5.86 years	5.86 years
     Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate employee termination behavior within the valuation model. The Company’s valuation assumption for the expected term of options granted is calculated using the simplified expected term calculation allowed under the United States Securities and Exchange Commission Staff Accounting Bulletin 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following summary presents information regarding outstanding options as of March 31, 2008 and changes during the period then ended with regard to all options:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Option	Price	Term	Value

Outstanding at December 31, 2007	3,618,511	$0.64
Granted	10,000	$0.24
Forfeited or expired	(235,003)	$0.50

Outstanding at March 31, 2008	3,393,508	$0.65	8.25 Years	$19,188

Exercisable at March 31, 2008	1,743,399	$0.69	7.50 Years	$19,188

     The weighted average grant-date fair value of options granted during the three-months ended March 31, 2008 and 2007 was $0.24 and $0.54, respectively. No stock options were exercised during the three-month periods ended March 31, 2008 and 2007. Total share-based payment expense relating to options for the three-month periods ended March 31, 2008 and 2007 was $147,416 and $246,011, respectively.
     As of March 31, 2008 there were 1,056,915 shares of restricted common stock issued and outstanding under the 1999 Plan, of which 225,000 shares were issued during the three-month period ended March 31, 2008 and none of which was vested as of March 31, 2008. These shares were valued at the fair market value of the Company’s common stock ($0.24) as of the date issued. The value of the shares is being amortized into expense over the vesting period of 3.5 years. There were no shares of restricted common stock issued or outstanding under the 1999 Plan as of March 31, 2007.
     In addition to share-based compensation issued under the 1999 Plan, the Company issued and aggregate of 1,000,000 shares of restricted common stock outside of the 1999 Plan to officers for compensation during the three-months ended March 31, 2008. These shares were valued at the fair market value of the Company’s common stock ($0.24 per share) as of the date issued. The value of the shares is being amortized into expense over the vesting period of one year. No share-based payment costs were capitalized during the three-month periods ended March 31, 2008 and 2007. Total share-based payment expense for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
Cost of services	$2,232	$2,488
General and administrative expense	94,188	79,329
Sales and marketing expense	57,629	99,723
Research and development expense	6,883	7,664

Total share-based payment expense from continuing operations	160,932	189,204
Discontinued operations	137,786	56,807

Total share-based payment expense	$298,718	$246,011

3. LONG-TERM DEBT AND CREDIT LINE
     The Company had a $100,000 unsecured line of credit with a bank in the name of the Company’s wholly owned subsidiary, Jadeon, Inc. Net borrowings outstanding on this credit line were $85,412 as of March 31, 2008. In May 2008, substantially all of the assets of Jadeon, Inc. were sold to a third party, and the outstanding balances on the credit line were paid.
     Long-term debt consisted of the following as of March 31, 2008, and December 31, 2007:

	March 31,	December 31,
	2008	2007

Note payable to an unrelated party, interest at 15%, net of discount of $39,853 and $99,633, paid in full May 2008	$1,072,647	$975,367

Note payable to an unrelated party, interest imputed at 2.49%, matures October 2008, monthly payments of $8,357	211,301	211,301

Total debt	$1,283,948	$1,186,668
Less current maturities	(1,226,280)	(1,103,847)

Long-term debt	$57,668	$82,821

     Related party notes payable consisted of the following as of March 31, 2008, and December 31, 2007:

	March 31,	December 31,
	2008	2007

Notes payable to a shareholder, interest at 12%, paid in full May 2008	$200,000	$200,000

Note payable to former owner of Jadeon, interest at 5%, net of discount of $2,587 and $10,587, paid in full May 2008	96,748	202,870

Convertible note payable to related parties, interest at 15%, matures beginning April 2008, net of discount of $25,267 and $63,167, secured	319,733	281,833

Total related party notes payable	$616,481	$684,703
Less current maturities	(616,481)	(684,703)

Long-term related party notes payable	$—	$—

5. DISCONTINUED OPERATIONS
     The Company completed the sale of substantially all of the assets of its wholly owned subsidiary, Jadeon, Inc., to a third party in May 2008. The March 31, 2008 and December 31, 2007 balances relating to the assets and liabilities of Jadeon, Inc., have been classified as assets and liabilities related to discontinued operations in the accompanying condensed consolidated balance sheets. The Company generated $3,823,189 and $4,003,304 of revenue through the operations of Jadeon, Inc. during the three-month periods ended March 31, 2008 and 2007, respectively. The schedule below sets forth the balances relating to the assets and liabilities related to discontinued operations as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Trade accounts receivable, net of allowance for doubtful accounts of $50,811 and $54,871, respectively	$775,506	$615,005
Inventories, net of allowance for obsolete inventory of $217,751and $209,962, respectively	497,595	550,696
Other current assets	106,700	87,062

Total current assets related to discontinued operations	$1,379,801	$1,252,763

Property and equipment, net	$124,359	$107,455
Intangible assets, net	116,054	255,318
Goodwill	1,833,220	1,833,220

Total long-term assets related to discontinued operations	$2,073,633	$2,195,993

Trade accounts payable	$1,803,903	$1,591,812
Accrued salaries and wages	301,751	254,063
Accrued liabilities	220,881	176,093
Deferred revenues	2,667,618	2,602,143

Total current liabilities related to discontinued operations	$4,994,153	$4,624,111

6. COMMON STOCK
     In February 2008, the Company issued a total of 1,000,000 shares of its common stock to officers. The shares are restricted and were valued at the fair market value of $0.24 per share and are being expensed as share-based compensation over the vesting period of one year.
     In February 2008, the Company issued 225,000 shares of its common stock to employees under the 1999 Plan. These shares were valued at the fair market value of $0.24 per share and are being expensed as share-based compensation over the vesting period of 3.5 years.
7. LOSS PER SHARE
     Loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible instruments, if dilutive. Shares issuable upon conversion of debt and interest, and shares issuable upon the exercise of options and warrants totaling 5,305,861 have not been included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2008, because the effect would be anti-dilutive. Shares issuable upon the conversion of debt and interest, and shares issuable upon the exercise of options and warrants to purchase 3,834,334 shares of common stock have not been included in the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2007, because the effect would be anti-dilutive.
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
     Promotion — This division provides services to small businesses that help to connect them with customers who are most likely to buy their particular products and services — helping generate new customers for the small businesses as well as grow their existing customer revenue. Applications include local search services Yellow Page Guides (YP Guides) and LeadConnect™, pay-per-click advertising, search engine optimization, link recruitment, conversion rate enhancement, web analytics tools, domain name registration, business and eCommerce websites and email.
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
     The following presents certain segment information as of and for the three months ended March 31, 2008:

	For the Three Months Ended March 31, 2008
	Promotion	Commerce	Total

Revenue from external customers	$511,628	$691,413	$1,203,041
Depreciation and amortization	126,532	63,843	190,375
Interest expense	15,053	—	15,053
Segment loss	(242,287)	(81,261)	(323,548)
Segment assets	638,900	887,854	1,526,754
     The following presents certain segment information as of and for the three months ended March 31, 2007:

	For The Three Months Ended March 31, 2007
	Promotion	Commerce	Total

Revenue from external customers	$620,945	$662,492	$1,283,437
Depreciation and amortization	124,941	65,382	190,323
Interest expense	1,693	—	1,693
Segment loss	(343,775)	(153,196)	(496,971)
Segment assets	1,279,975	1,427,936	2,707,911
     A reconciliation of segment loss to the Company’s consolidated loss from continuing operations for the three-month periods ended March 31, 2008 and 2007 is as follows:

	2008	2007

Total Segment income (loss)	$(323,548)	$(496,971)

Unallocated items:
Share-based payments from continuing operations	(160,931)	(300,406)
Interest expense	(202,182)	(93,861)
Professional services	(61,492)	(203,228)
Executive and other	(280,115)	(294,073)

Loss from continuing operations	$(1,028,268)	$(1,388,539)

     A reconciliation of segment assets to the Company’s total consolidated assets as of March 31, 2008 is as follows:

Total segment assets	$1,526,754

Cash and cash equivalents	52,354
Current assets related to discontinued operations	1,379,801
Long-term assets related to discontinued operations	2,073,633
Other assets not allocated to segments	39,804

Total assets	$5,072,346

     During the three months ended March 31, 2008, substantially all of the Company’s revenues and assets were in the United States of America and Canada.
9. SUBSEQUENT EVENTS
     On May 2, 2008, The Company sold substantially all of the assets of its wholly owned subsidiary, Jadeon, Inc., to a third party for $7 million. The purchase price is subject to adjustment within 90 days of closing based on the closing-date values of assets purchased net of liabilities assumed by the buyer. The Company used $1.15 million of the proceeds from the sale to pay-off the Company’s secured note payable and accrued interest due to Imperium Master Fund, Ltd. The Company also paid $90,000 due under Jadeon Inc.’s Credit line, $100,000 in principal and accrued interest due under a note payable to the former owner of Jadeon Inc., and $200,000 in full settlement of principal and accrued interest due under 12% notes payable due to a shareholder that were in default. The total amount of principal and accrued interest recorded under the 12% defaulted notes payable totaled $339,000 at the time of settlement, resulting in a gain of $139,000 to be recognized by the Company in May 2008. The Company paid $210,000 to John R. Wall, its Chief Executive Officer, and $350,000 to John R. Dennis, its President, as compensation for their efforts in facilitating the sale.
     Subsequent to March 31, 2008, warrants to purchase 1,438,164 shares of the Company’s common stock were exercised. These warrants were exercised for cash of $14,382 and had a $0.01 per share exercise price. Of the warrants exercised 310,000 warrants were exercised in April by members of our Board of Directors, and 1,128,164 warrants were exercised in May by a third party.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The statements contained in this quarterly report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this report include statements regarding our plans to develop and deliver products and services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations and encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation — and specifically disclaim any obligation — to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will vary, and may vary materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described in this section of this quarterly report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those identified in Item 1A of part II entitled “Risk Factors.” All subsequent written and oral forward-looking statements attributable to Innuity or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this report. Unless otherwise indicated “we,” “us,” “our,”, “Innuity” and “the Company” refer to Innuity, Inc., a Utah corporation, and its subsidiaries.
     The following management’s discussion and analysis of financial condition and results of operation should be read in conjunction with our audited financial statements and accompanying notes to those financial statements that appear in our annual report on Form 10-K for the year ended December 31, 2007.
     Overview
     The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with our audited financial statements and accompanying notes to those financial statements that appear in our annual report on Form 10-K for the year ended December 31, 2007.
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
     We have two operating divisions, Promotion and Commerce, each of which is focused on a critical business process. The applications and solutions offered by our Promotion division help small businesses market and promote their products and services, while the offerings of our Commerce division are designed to facilitate and improve a small business’ selling processes and transaction processing capabilities.
     Recent Developments
     On May 2, 2008, we sold our In Store Systems business line, Jadeon, Inc., to Radiant Systems, Inc. for $7.0 million. Under the terms of the agreement, Radiant Systems acquired substantially all of the assets of Jadeon and assumed certain liabilities related to those assets. The transaction is subject to a purchase price adjustment based on the net assets of Jadeon as of the closing date.

     The In Store Systems business line resold point-of-sale (“POS”) systems and offered related services for staging, installation and maintenance. The assets and liabilities of the In Store Systems business line at March 31, 2008 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows will be eliminated as a result of the sale and we will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, we have reclassified the previously reported financial results to exclude the results of the In Store Systems business line operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations. All of the financial information in the condensed consolidated financial statements and notes to the condensed consolidated financial statements has been revised to reflect only the results of continuing operations of our Promotion and Commerce divisions.
     Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our annual report on Form 10-K for the fiscal year ended December 31, 2007, we believe our most critical accounting policies and estimates relate to revenue recognition, credit risk, long-lived assets, and stock-based compensation. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ materially from these estimates. Management discussed with the audit committee of our Board of Directors the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.
     Operations Review
     The following discussion presents certain changes in our revenue and expenses that have occurred during the three months ended March 31, 2008, as compared to the same period in 2007.
     Analysis of Condensed Consolidated Statements of Operations

	Three Months Ending March 31,
			%
	2008	2007	Change

Revenues
Merchant services	$691,413	$662,492	4%
Promotion services	511,628	620,945	-18%

Total revenues	1,203,041	1,283,437	-6%

Operating expenses
Cost of merchant services	158,232	196,220	-19%
Cost of promotion services	235,301	256,421	-8%
General and administrative	687,716	951,873	-28%
Selling and marketing	483,354	602,168	-20%
Research and development	338,148	458,417	-26%
Amortization expense	111,323	111,323	0%

Loss from operations	(811,033)	(1,292,985)	-37%

Other income (expense)
Interest expense	(217,235)	(95,554)	127%

Total other income (expense)	(217,235)	(95,554)	127%

Net loss from continuing operations	$(1,028,268)	$(1,388,539)	-26%

     Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below:
     Revenues
     Revenues decreased by $80,000 for the three months ended March 31, 2008, compared to the same period in 2007. The net decrease was due to a $109,000 decrease in revenue generated by our Promotion division, offset by a $29,000 increase in revenue generated by our Commerce division. The decrease in revenue from our Promotion division was due to a decrease in search engine optimization services for large customers. This decrease was due mainly to a planned migration away from enterprise customer search engine optimization services that were acquired in June 2005 (10x Marketing LLC) and toward small business search engine marketing offerings that were launched in March 2007. This migration allowed us to focus our efforts on our core small business customer base.
     Expenses
     Cost of merchant services. We incurred $158,000 in costs of Merchant services for the three months ended March 31, 2008, compared to $196,000 for the same period in 2007. The reduction in costs was due to cost saving initiatives implemented in March 2007. Our margins for Merchant services increased 7% from 70% in 2007 to 77% in 2008. The increase in margins is due to adding revenue volume in our higher margin product offerings that were acquired and further developed in our CreditDiscovery product line.
     Cost of Promotion services. Our cost of Promotion services decreased $21,000 during the three months ended March 31, 2008, compared to in 2007. This decrease in costs was due primarily to the consolidation of resources and reduction in head count in the search engine optimization service offerings within our Promotion division. The margin for our Promotion services revenue decreased to 54% for the first quarter of 2008 compared to 59% of revenue for the same period in 2007. The slight drop in margin was due to the decrease in Promotion services revenue from the migration away from enterprise customer search engine optimization services discussed above.

     General and administrative. Our general and administrative expenses decreased $264,000 during the three months ended March 31, 2008, when compared to the same period in 2007. General and administrative costs were 57% of revenues during the first quarter of 2008 compared to 74% for the same period in 2007. This decrease was mainly due to a decrease in professional services of $117,000 from decreased financing, merger and acquisition activities, a $84,000 decrease in salaries and wages and other cost reduction initiatives implemented in March 2007.
     Selling and marketing. Our selling, and marketing expenses decreased by $119,000 for the three months ended March 31, 2008, compared to the same period in 2007. Selling and marketing expenses were 40% of revenues during the first quarter of 2008 compared to 47% during the same period in 2007. The major decrease in selling and marketing expenses was primarily related to the consolidation of resources and reduced head count in our Promotion division and a $42,000 decrease in stock-based compensation.
     Research and development. Our research and development expenses decreased by $120,000 to $338,000 for the three months ended March 31, 2008, compared to $458,000 for the same period in 2007. As a percentage of revenue, research and development costs were 28% for the three months ended March 31, 2008 and 36% for the three months ended March 31, 2007. The three months ended March 31, 2007, had increased labor costs for the development of new service offerings including the further development of products we acquired through the Creditdiscovery and Acquirint acquisitions in the fourth quarter of 2006.
     Interest. Our interest expense increased $122,000 for the three months ended March 31, 2008, compared to the same period in 2007. The increase in interest was due to interest on $1,000,000 principal of 15% note payable that we issued in May 2007 ($37,500) and the amortization of debt discount on the note ($60,000). The pay-off amount for the note also increased by 3.75%, or $37,500 during the three months ended March 31, 2008. Therefore we increased the carrying amount of the note and charged the increase to interest expense. We paid this note in full on May 2, 2008.
     Liquidity and Capital Resources
     We financed our operations during the three months ended March 31, 2008, primarily from our existing cash and working capital at December 31, 2007, and proceeds from the issuance of debt securities during fiscal year 2007. As of March 31, 2008, we had $52,354 of cash and cash equivalents and a working capital deficit of $8.0 million.
     On May 2, 2008, we received $7.0 million in proceeds from the sale of our In Store Systems business line, Jadeon, Inc. The transaction remains subject to a purchase price adjustment based on the net assets of Jadeon as of the closing date. The net proceeds from the transaction were used to pay outstanding debt and will also be used to continue to fund our operations.
          We will need to raise additional funds through a combination of the issuance of equity or debt securities, revenues from operations or other sources of financing in the near future. However, we do not currently have any arrangements in place for future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to raise sufficient funds to support our operations would harm our financial condition and future prospects and could cause us to reduce the scope of or discontinue our operations. In addition, any additional equity or convertible debt financing may cause immediate and substantial dilution to new or existing stockholders.
     We used $64,000 of cash in our operations during the three months ended March 31, 2008, and generated $253,000 of cash in our operations during the same period in 2007. While we had net losses of $1,172,000 and $1,555,000, respectively, during the three month periods ended March 31, 2008, and 2007, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, accretion of debt discount and provisions for bad debts. These non-cash items totaled $817,000 during the three months ended March 31, 2008, and $803,000 during the three months ended March 31, 2007. Changes in our operating assets and liabilities further offset our cash losses from operations by $291,000 during the three months ended March 31, 2008, and $1,005,000 during the three months ended March 31, 2007. The $291,000 increase in cash from changes in operating assets and liabilities during the three months ended March 31, 2008 was due in part to extending vendor payment cycles. It is unlikely that we will be able to generate significant cash from changes in our operating assets and liabilities in the future unless we are able to significantly grow our business.

     We purchased property and equipment of $4,000 and $20,000, respectively, during the three month periods ended March 31, 2008, and 2007. We also used $80,000 and $308,000, respectively, in financing activities during the three month periods ended March 31, 2008 and 2007. The cash used in financing activities was the result of principal payments on debt and lease obligations in excess of borrowings.
     Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
     Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable to smaller reporting companies.
     Item 4. Controls and Procedures
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
     None
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
     We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At March 31, 2008, we had an accumulated deficit of approximately $40.6 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

     If we fail to obtain additional funding to support our operations and capital expenditures, we may be required to reduce the scope of our business.
     As of March 31, 2008, we had a working capital deficit of approximately $8 million. Due to our recurring losses, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm dated April 14, 2008, expressed substantial doubt about our ability to continue as a going concern. In May 2008, we sold substantially all of the assets of our wholly owned subsidiary, Jadeon, Inc., for $7 million. We have retired debt, including a $1million secured 15% note that was due in May 2008, and $200,000 of 12% notes due to a shareholder, that was in default, with proceeds from the sale. We intend to use the remaining proceeds for working capital purposes and to retire additional debt. However, we will need our operations to become profitable or we will need additional funds to continue our operations in the long-term and to expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities.
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
     We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004, the acquisitions of 10x Marketing in June of 2005, and the acquisitions of Creditdiscovery and Acquirint in December 2006. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, and Internet marketing services. Additional acquisitions may become necessary for us to expand our offerings in response to evolving customer demand or competitive factors, or to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness.
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
     We have potential liability for chargebacks associated with the credit card or ACH transactions we process. If a billing dispute between one of our small business customers and a cardholder is not ultimately resolved in favor of the cardholder, the disputed transaction is “charged back” to our small business customers bank and credited to the account of the cardholder. If we or our sponsoring banks are unable to collect the chargeback from our small business customer or if our small business customer refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the cardholder’s bank for the chargeback, we must bear the loss for the amount of the refund paid to the cardholder’s bank. We also have potential liability for losses caused by fraudulent credit card transactions. Card fraud occurs when a cardholder doing business with one of our small business customers uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the cardholder, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the small business customers that we serve are small businesses that transact a substantial percentage of their sales over the Internet or in response to telephone or mail orders. Because sales of this type are card-not-

present transactions, these merchants are more vulnerable to credit card fraud than larger merchants. Because we target small businesses, we experience chargebacks arising from cardholder fraud more frequently than providers of payment processing services that service larger merchants. Merchant fraud occurs when a merchant, rather than a cardholder, knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Anytime a merchant is unable to satisfy a chargeback, we are responsible for that chargeback. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud could increase our chargeback liability.
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
     Our ability to effectively improve a website’s positioning in search rankings depends on our ability to determine search engine algorithms; a significant change in the way these algorithms function could negatively affect our business.
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
     We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Linden Barney, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer, Douglas Merryman, President of our Merchant Services business line, and James Crisera, President of our Promotion division.. We do not have long-term employment agreements with any of the members of our senior management team nor do we carry key-man insurance. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of April 30,2008, our executive officers together controlled approximately 38% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
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
     A disaster could interrupt the delivery of our services and solutions for an indeterminate length of time and severely damage our business. Our systems and operations are vulnerable to damage or interruption from: fire; floods; network failure; hardware failure; software failure; power loss; telecommunications failures; break-ins; terrorism, war or sabotage; computer viruses; denial of service attacks; penetration of our network by unauthorized computer users and “hackers” and other similar events; natural disaster; and other unanticipated problems. We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers.
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
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 27, 2008, we issued 1,000,000 shares of our common stock to executive officers (250,000 shares each to John Wall, John Dennis, Marvin Mall and Linden Barney). These shares were issued for compensation for services rendered and are subject to restrictions which laps quarterly through February 2009. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.

     Item 6. Exhibits

Exhibit
No.	Description	Filed Herewith	Form	Exhibit No.	Filing Date

10.1	Asset purchase agreement with Radiant Systems, Inc. for the sale of substantially all of the assets of Innuity, Inc.’s wholly owned subsidiary Jadeon, Inc. dated May 2, 2008.		8-K	10.1	05/07/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

Dated May 20, 2008