Form 10-Q
period 2008-06-30
INNUITY, INC. /UT/
filed 2008-08-14
CIK 1103645

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008

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
Registrant’s telephone number, including area code: (425) 497-9909
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2008

Common stock
$.00025 par value	26,693,392

Innuity, Inc.
Quarterly Report on Form 10-Q
Quarter ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$574,304	$200,877
Restricted cash	375,000	—
Settlement deposits	239,282	361,675
Settlement receivable, net of allowance for doubtful accounts of $19,494 and $18,615, respectively	141,864	156,817
Trade accounts receivable, net of allowance for doubtful accounts of $30,448 and $50,883, respectively	190,615	322,131
Current assets relating to discontinued operations	—	1,252,763
Other current assets	322,978	132,634

Total Current Assets	1,844,043	2,426,897

Property and equipment, net	683,493	578,864
Intangible assets, net	204,193	412,915
Long-term assets relating to discontinued operations	—	2,195,993

Total Assets	$2,731,729	$5,614,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Current liabilities relating to discontinued operations	$1,108,962	$4,624,111
Trade accounts payable	985,898	1,449,062
Accrued salaries and wages	155,177	413,737
Merchant settlement payable	349,774	389,993
Accrued liabilities	524,348	854,785
Deferred revenues	187,128	183,093
Current portion of obligations from terminated employment contracts	60,493	—
Related party notes payable, current portion, net of discount of $0 and $73,754, respectively	—	684,703
Long-term debt, current portion, net of discount of $0 and $99,633, respectively	162,195	1,103,847
Capital lease obligations, current portion	287,064	195,662

Total Current Liabilities	3,821,039	9,898,993

Long-Term Liabilities

Long-term obligation from terminated employment contracts, net of discount and current portion	334,511	—
Long-term debt, net of current portion	33,254	82,821
Capital lease obligations, net of current portion	241,700	165,074

Total Long-Term Liabilities	609,465	247,895

Total Liabilities	4,430,504	10,146,888

Commitments and Contingencies
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 26,658,392 shares and 23,595,228 shares issued and outstanding, respectively	6,665	5,899
Additional paid-in capital	35,775,817	34,905,591
Accumulated deficit	(37,481,257)	(39,443,709)

Total Stockholders’ Deficit	(1,698,775)	(4,532,219)

Total Liabilities and Stockholders’ Deficit	$2,731,729	$5,614,669

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Merchant Services	$628,209	$627,316	$1,319,622	1,289,808
Promotion Services	477,548	558,292	989,176	1,179,237

Total revenues	1,105,757	1,185,608	2,308,798	2,469,045

Operating expenses
Cost of services	463,952	459,982	857,485	912,623
General and administrative	967,056	763,383	1,654,772	1,715,256
Selling and marketing	611,054	522,129	1,094,408	1,124,297
Research and development	391,468	347,646	729,616	806,063
Amortization expense	97,400	115,603	208,723	226,926

Loss from operations	(1,425,173)	(1,023,135)	(2,236,206)	(2,316,120)

Other expense
Gain from settlement of debt	139,329	577,434	139,329	577,434
Other income	14,676	—	14,676	—
Interest expense, net	(156,522)	(227,299)	(373,757)	(322,853)

Total other income (expense)	(2,517)	350,135	(219,752)	254,581

Loss before income taxes	(1,427,690)	(673,000)	(2,455,958)	(2,061,539)

Income tax benefit	—	—	—	—

Loss from continuing operations	(1,427,690)	(673,000)	(2,455,958)	(2,061,539)

Income (loss) from discontinued operations	(389,453)	156,347	(533,032)	(9,819)
Gain on disposal	4,951,442	—	4,951,442	—

Net gain (loss) from discontinued operations	4,561,989	156,347	4,418,410	(9,819)

Net income (loss)	$3,134,299	$(516,653)	$1,962,452	$(2,071,358)

Basic and Diluted Loss from Continuing Operations Per Common Share	$(0.06)	$(0.03)	$(0.10)	$(0.10)

Basic Income (Loss) from Discontinued Operations Per Common Share	$0.18	$0.01	$0.18	$(0.00)

Diluted Income (Loss) from Discontinued Operations Per Common Share	$0.17	$0.01	$0.17	$(0.00)

Basic Income (Loss) Per Common Share	$0.12	$(0.02)	$0.08	$(0.10)

Diluted Income (Loss) Per Common Share	$0.12	$(0.02)	$0.08	$(0.10)

Basic Weighted-Average Common Shares Outstanding	25,816,423	21,904,776	24,927,941	21,675,482

Diluted Weighted-Average Common Shares Outstanding	26,540,043	21,904,776	26,096,288	21,675,482

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2008	2007

Cash flows from operating activities

Net income (loss)	$1,962,452	$(2,071,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	581,260	702,515
Accretion of debt discount	225,215	173,095
Non-cash share based compensation	856,607	467,528
Common stock issued for services	—	198,202
Bad debt provision	44,891	113,623
Gain from retirement of debt	(139,329)	(577,434)
Gain from disposal of discontinued operations	(4,951,442)	—

Changes in assets and liabilities, net of acquisitions:
Settlement deposits	122,393	200,461
Trade accounts receivable	(165,605)	175,305
Settlement receivable	14,953	(16,595)
Inventories	52,795	137,817
Other current assets	(288,372)	4,932
Trade accounts payable	(937,339)	154,781
Merchant settlement payable	(40,219)	(48,764)
Accrued salaries and wages	(480,698)	(146,559)
Deferred revenues	293,088	496,843
Accrued liabilities	(239,305)	(77,124)

Total adjustments	(5,051,107)	1,958,626

Net cash used in operating activities	(3,088,655)	(112,732)

Cash flows from investing activities
Purchase of property and equipment	(3,951)	(20,096)
Proceeds from sale of in-store business line, net of expenses and restricted cash	5,492,302	—

Net cash provided by (used in) investing activities	5,488,351	(20,096)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,825,000
Proceeds from exercise of warrants	14,385	—
Payments under obligations from terminated employement contracts	(25,000)	—
Payments on related party notes payable	(758,507)	(136,780)
Payments on long-term debt	(1,128,353)	(669,659)
Payments on capital lease obligations	(128,794)	(70,022)
Payments on line of credit	—	(699,365)

Net cash provided by (used in) financing activities	(2,026,269)	249,174

Net increase in cash and cash equivalents	373,427	116,346
Cash and cash equivalents at beginning of period	200,877	307,483

Cash and cash equivalents at end of period	$574,304	$423,829

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

For the Six Months Ended June 30,	2008	2007

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$213,717	$14,989

Noncash investing and financing activities

Discount on notes payable	—	303,115
Debt converted to common stock	—	280,405
Accrued interest converted to common stock	—	75,760
Acquisition of property and equipment under terms of capital lease agreements	296,822	—
Conversion of accounts payable to common stock	—	40,618

Sale of In-Store business line:
Assets sold:
Accounts receivable	$867,235
Inventory	497,901
Other current assets	185,090
Property and equipment	116,746
Intangible assets	69,632
Goodwill	1,833,220

	3,569,824

Liabilities assumed by buyer:
Deferred revenue	(2,891,196)
Accrued liabilities	(90,004)

Assets sold net of liabilities	588,624

Sale price	7,000,000
Accrued purchase price adjustment	78,491
Accrued obligation from terminated employement contracts	(405,727)
Transaction expenses	(1,132,698)

Gain from disposal	$4,951,442

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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
     Operating results for the three-month and six-month periods ended June 30, 2008 and 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission on April 15, 2008.
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
     Of the proceeds received for the sale of Jadeon, Inc., $375,000 was placed in an escrow account to satisfy any indemnified losses under the asset purchase agreement that are incurred by the buyer for up to one year after the sale. The funds in the escrow account have been recorded as restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2008.
     The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. However, the Company has incurred substantial losses and has a working capital deficit and accumulated deficit as of June 30, 2008. In addition, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about the Company’s ability to continue as a going concern. Unless the Company is able to significantly increase its revenues and cash flows from operating activities, it will be required to raise additional funds in order to continue operations. No assurance can be given that the Company will be able to obtain such financing or that the Company will be able to obtain such financing with agreeable terms.
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
     SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and therefore has not recognized any excess tax benefits from the exercise of stock options.
     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. No options were granted during the three months ended June 30, 2007. The weighted average assumptions for the three- and six- month periods ended June 30, 2008 and 2007 were:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Dividend yield	0.0%	—	0.0%	0.0%
Expected Volatility	160%	—	161%	197%
Risk-free interest rate	3.2%	—	3.1%	4.6%

Expected term (years)	5.86	—	5.86	5.86
     Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate employee termination behavior within the valuation model. The Company’s valuation assumption for the expected term of options granted is calculated using the simplified expected term calculation allowed under the United States Securities and Exchange Commission’s Staff Accounting Bulletin 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following summary presents information regarding outstanding options as of June 30, 2008 and changes during the period then ended with regard to all options:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Option	Price	Term	Value

Outstanding at December 31, 2007	3,618,511	$0.64
Granted	12,500	$0.24
Forfeited or expired	(332,817)	$0.78

Outstanding at June 30, 2008	3,298,194	$0.62	7.99 Years	$10,466

Exercisable at June 30, 2008	2,331,745	$0.63	7.66 Years	$10,466

     The weighted average grant-date fair value of options granted during the three-months ended June 30, 2008 was $0.23. The average grant-date fair value of options granted during the six-months ended June 30, 2008 and 2007 was $0.22 and $0.54, respectively. No stock options were exercised during the three-month and six-month periods ended June 30, 2008 and 2007. Total share-based payment expense relating to options for the three-month periods ended June 30, 2008 and 2007 was $181,173 and $221,516, respectively. Total share-based payment expense related to options for the six-month periods ended June 30, 2008 and 2007 was $328,590 and $467,528, respectively.
     As of June 30, 2008 there were 1,056,915 shares of restricted common stock issued and outstanding under the 1999 Plan. The Company issued 225,000 shares of restricted common stock under the 1999 Plan during the six months ended June 30, 2008 and did not issue restricted shares of common stock under the 1999 Plan during the six month periods ended June 30, 2007. Of the total restricted shares issued under the 1999 Plan, 831,915 shares were vested as of June 30, 2008. The value of the unvested shares ($0.24 per share) is being amortized into expense over the vesting period of 3.5 years.
     During the six months ended June 30, 2008, the Company issued an aggregate of 1,200,000 shares of its restricted common stock outside of the 1999 Plan to officers for compensation expense. These shares were valued at the fair market value of the Company’s common stock ($0.23 to $0.24 per share) as of the dates issued. The value of the shares is being amortized into expense over vesting periods of one to two years. No share-based payment costs were capitalized during the three-month and six-month periods ended June 30, 2008 and 2007.
     In addition to restricted stock issued under the 1999 Plan and shares issued to officers outside of the 1999 Plan, the Company issued 200,000 shares of common stock in June 2008, to a third party for increasing an equipment lease line by $1 million, bringing the total line from the existing $1 million up to $2 million. The issue date fair value ($0.16 per share) was recorded as an expense during the June 2008.
     Total share-based payment expense for the three months ended June 30, 2008, and 2007 are as follows:

	2008	2007
Cost of services	$6,432	$941
General and administrative expense	177,491	64,375
Sales and marketing expense	92,619	84,360
Research and development expense	6,654	6,074

Total share-based payment expense from continuing operations	283,196	155,750
Discontinued operations	274,694	65,767

Total share-based payment expense	$557,890	$221,517

     Total share-based payment expense for the six months ended June 30, 2008, and 2007 are as follows:

	2008	2007
Cost of services	$8,664	$3,429
General and administrative expense	271,679	143,704
Sales and marketing expense	150,247	184,083
Research and development expense	13,537	13,738

Total share-based payment expense from continuing operations	444,127	344,954
Discontinued operations	412,480	122,574

Total share-based payment expense	$856,607	$467,528

3.	LONG-TERM DEBT AND CREDIT LINE
     The Company had a $100,000 unsecured line of credit with a bank in the name of the Company’s wholly owned subsidiary, Jadeon, Inc. In May 2008, the Company sold substantially all of the assets of Jadeon, Inc. to a third party, and paid the outstanding balances on the credit line.
     Long-term debt consisted of the following as of June 30, 2008, and December 31, 2007:

	June 30,	December 31,
	2008	2007

Note payable to an unrelated party, interest at 15%, net of discount of $99,633 at December 31, 2007, paid in full May 2008	$—	$975,367

Note payable to an unrelated party, interest imputed at 2.49%, matures October 2008, monthly payments of $8,357	195,449	211,301

Total debt	$195,449	$1,186,668
Less current maturities	(162,195)	(1,103,847)

Long-term debt	$33,254	$82,821

     Related party notes payable consisted of the following as of June 30, 2008, and December 31, 2007:

	June 30,	December 31,
	2008	2007

Notes payable to a shareholder, interest at 12%, paid in full May 2008	$—	$200,000

Note payable to former owner of Jadeon, interest at 5%, net of discount of $10,587 at December 31, 2007, paid in full May 2008	—	202,870

Convertible note payable to related parties, interest at 15%, net of discount of $63,167 at December 31, 2007, paid in full June 2008	—	281,833

Total related party notes payable	—	$684,703
Less current maturities	—	(684,703)

Long-term related party notes payable	$—	$—

4.	DISCONTINUED OPERATIONS
     The Company completed the sale of substantially all of the assets of its wholly owned subsidiary, Jadeon, Inc., to a third party in May 2008. The June 30, 2008 and December 31, 2007 balances relating to the assets and liabilities of Jadeon, Inc., have been classified as assets and liabilities related to discontinued operations in the accompanying condensed consolidated balance sheets. The Company generated $1,137,628 and $4,332,702 of revenue through the operations of Jadeon, Inc. during the three-month periods ended June 30, 2008 and 2007, respectively. The Company generated $4,960,817 and $8,336,006 of revenue through the operations of Jadeon, Inc. during the six-month periods ended June 30, 2008 and 2007, respectively. The schedule below sets forth the balances relating to the assets and liabilities related to discontinued operations as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Trade accounts receivable, net of allowance for doubtful accounts of $54,871as of December 31, 2007	$—	$615,005
Inventories, net of allowance for obsolete inventory of $209,962 as of December 31, 2007	—	550,696
Other current assets	—	87,062

Total current assets related to discontinued operations	$—	$1,252,763

Property and equipment, net	$—	$107,455
Intangible assets, net	—	255,318
Goodwill	—	1,833,220

Total long-term assets related to discontinued operations	$—	$2,195,993

Trade accounts payable	$1,039,145	$1,591,812
Accrued salaries and wages	31,925	254,063
Accrued liabilities	37,892	176,093
Deferred revenues	—	2,602,143

Total current liabilities related to discontinued operations	$1,108,962	$4,624,111

     The Company recorded a gain from the sale of the assets during the three months ended June 30, 2008 of $4,951,442. The Company received $7,000,000 from the sale on May 2, 2008, of which $375,000 has been recorded as restricted cash. The Company incurred $1,132,698 of transaction related expenses from the sale. Transaction expenses include the following:

Commissions	$560,000
Amounts paid under employee settelment agreements	450,000
Legal and professional services	96,515
Travel and other	26,183

$1,132,698

     Of the commissions paid on the sale, the Company paid $350,000 to John R. Dennis, the Company’s President and board member, and $210,000 to John R. Wall, the Company’s Chairman and Chief Executive Officer.
5.	LONG TERM OBLIGATIONS FROM TERMINATED EMPLOYEMENT CONTRACTS
     Certain employees that were terminated in conjunction with the sale of Jadeon, Inc.’s assets had employment agreements with the Company that called for continuation bonuses to be paid quarterly. According to the employment agreements, the minimum quarterly payments were payable to such employees for so long as the employees remained with the Company and were not terminated for cause. Because the employees were terminated with the asset sale, and not terminated for cause, the Company is obligated to pay minimum quarterly amounts to these employees until the total amounts due under the contracts have been paid. The total amount to be paid under these contracts over future quarterly periods was $935,927 as of June 30, 2008, payable at $16,498 per quarter. The net present value of the amount due under these obligations, net of discount (at 15%), has been recorded on the accompanying condensed consolidated balance sheet as of June 30, 2008 as follows:

Total amount due net of discount of $540,923, under obligations from terminated employment contracts	$395,004
Less current portion	60,493

Long Term obligations from terminated employment contracts.	$334,511

6.	COMMON STOCK
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
     In April 2008, the Company issued 200,000 shares of its common stock to officers. The shares are restricted and were valued at the fair market value of $0.23 per share and are being expensed as share-based compensation over the vesting period of two years.
     In April 2008, the Company issued 310,000 shares of its common stock to certain members of its board of directors upon the exercise of warrants issued in 2006 in conjunction with the issuance of the Company’s 15% convertible debt. The aggregate exercise price received for these warrants was $3,100.
     In June 2008, the Company issued 200,000 shares to a third party for increasing the Company’s equipment lease line with the third party by $1 million, bringing the total lease line to $2 million. The shares were valued at the fair market value of $0.16 per share. The Company recorded general and administrative expense of $32,000 during June 2008 for the issuance of these shares.
7.	INCOME (LOSS) PER SHARE
     Income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible instruments, if dilutive. Shares issuable upon conversion of debt and interest, and shares issuable upon the exercise of options and warrants totaling 4,381,657 have not been included in the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2008, because the effect would be anti-dilutive.
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
     Promotion - This division provides services to small businesses that help to connect them with customers who are most likely to buy their particular products and services — helping generate new customers for the small businesses as well as grow their existing customer revenue. Applications include local search services Yellow Page Guides (YP Guides) and LeadConnect™, pay-per-click advertising, search engine optimization, link recruitment, conversion rate enhancement, web analytics tools, domain name registration, business and eCommerce websites and email.
     Commerce - This division provides services to small businesses that provide operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; payment processing services for credit cards, check processing transactions, bill presentment and payment; and business cash advances.

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
     The following presents certain segment information as of and for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30, 2008
	Promotion	Commerce	Total

Revenue from external customers	$477,548	$628,209	$1,105,757
Depreciation and amortization	111,485	63,713	175,198
Interest expense	23,760	—	23,760
Segment loss	(263,878)	(323,401)	(587,279)
Segment assets	756,844	803,127	1,559,971

	For The Three Months Ended June 30, 2007
	Promotion	Commerce	Total

Revenue from external customers	$558,292	$627,316	$1,185,608
Depreciation and amortization	124,442	65,515	189,957
Interest expense	1,253	—	1,253
Segment income (loss)	427,646	(79,090)	348,556
Segment assets	874,855	1,083,458	1,958,313

The following presents certain segment information as of and for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30, 2008
	Promotion	Commerce	Total

Revenue from external customers	$989,176	$1,319,622	$2,308,798
Depreciation and amortization	238,017	127,556	365,573
Interest expense	38,813	—	38,813
Segment loss	(506,165)	(404,662)	(910,827)
Segment assets	756,844	803,127	1,559,971

	For The Six Months Ended June 30, 2007
	Promotion	Commerce	Total

Revenue from external customers	$1,179,237	$1,289,808	$2,469,045
Depreciation and amortization	249,383	130,897	380,280
Interest expense	2,946	—	2,946
Segment income (loss)	83,871	(232,286)	(148,415)
Segment assets	874,855	1,083,458	1,958,313
     A reconciliation of segment loss to the Company’s consolidated loss from continuing operations for the three-month and six-month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Segment income (loss)	$(587,279)	$348,556	$(910,827)	$(148,415)

Unallocated items:
Share-based payments from continuing operations	(283,196)	(155,750)	(444,127)	(344,954)
Interest expense	(132,762)	(226,046)	(334,944)	(325,799)
Professional services	(120,150)	(244,788)	(181,642)	(448,016)
Executive and other	(304,303)	(394,972)	(584,418)	(794,355)

Loss from continuing operations	$(1,427,690)	$(673,000)	$(2,455,958)	$(2,061,539)

     A reconciliation of segment assets to the Company’s total consolidated assets as of June 30, 2008 is as follows:

Total segment assets	$1,559,971

Cash and cash equivalents	574,304
Restricted cash	375,000
Other assets not allocated to segments	222,454

Total assets	$2,731,729

     During the three and six month periods ended June 30, 2008, substantially all of the Company’s revenues and assets were in the United States of America and Canada.
9.	SUBSEQUENT EVENTS
     Subsequent to June 30, 2008, the Company issued 35,000 shares its common stock upon the exercise of previously issued warrants. The aggregate exercise price received upon the exercise of these warrants was $350.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The statements contained in this quarterly report on Form 10-Q that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this report include statements regarding our plans to develop and deliver products and services, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” and “likely” also identify forward-looking statements. All forward-looking statements included in this report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation - and specifically disclaim any obligation — to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events will vary, and may vary materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described in this section of this quarterly report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those identified in Item 1A of Part II entitled “Risk Factors.” All subsequent written and oral forward-looking statements attributable to Innuity or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this report. Unless otherwise indicated “we,” “us,” “our,”, “Innuity” and “the Company” refer to Innuity, Inc., a Utah corporation, and its subsidiaries.
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
     The In Store Systems business line resold point-of-sale systems and offered related services for staging, installation and maintenance. The assets and liabilities of the In Store Systems business line at March 31, 2008 met the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows will be eliminated as a result of the sale and we will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, we have reclassified the previously reported financial results to exclude the results of the In Store Systems business line operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations. All of the financial information in the condensed consolidated financial statements and notes to the condensed consolidated financial statements has been revised to reflect only the results of continuing operations of our Promotion and Commerce divisions.
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
     Operations Review
     The following discussion presents certain changes in our revenue and expenses that have occurred during the three and six month periods ended June 30, 2008, as compared to the same periods in 2007.
     Analysis of Condensed Consolidated Statements of Operations

	Three Months Ending June 30,			Six Months Ending June 30,
			%			%
	2008	2007	Change	2008	2007	Change

Revenues
Merchant Services	$628,209	$627,316	0%	$1,319,622	$1,289,808	2%
Promotion Services	477,548	558,292	-14%	989,176	1,179,237	-16%

Total revenues	1,105,757	1,185,608	-7%	2,308,798	2,469,045	-6%

Operating expenses
Cost of services	463,952	459,982	1%	857,485	912,623	-6%
General and administrative	967,056	763,383	27%	1,654,772	1,715,256	-4%
Selling and marketing	611,054	522,129	17%	1,094,408	1,124,297	-3%
Research and development	391,468	347,646	13%	729,616	806,063	-9%
Amortization expense	97,400	115,603	-16%	208,723	226,926	-8%

Loss from operations	(1,425,173)	(1,023,135)	39%	(2,236,206)	(2,316,120)	-3%

Other income (expense)
Gain from settlement of debt	139,329	577,434	*	139,329	577,434	*
Other income	14,676	—	*	14,676	—	*
Interest expense	(156,522)	(227,299)	-31%	(373,757)	(322,853)	16%

Total other income (expense)	(2,517)	350,135	-101%	(219,752)	254,581	-186%

Net loss from continuing operations	$(1,427,690)	$(673,000)	112%	$(2,455,958)	$(2,061,539)	19%

*	Calculation not meaningful
     Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below:

       Revenues
     Revenues decreased by $80,000 during the three months ended June 30, 2008, compared to the same period in 2007. The decrease was in promotion services and relates to a decrease in search engine optimization services for large customers. This decrease was due mainly to a planned migration away from enterprise customer search engine optimization services that were acquired in June 2005 (10x Marketing LLC) and toward small business search engine marketing offerings that were launched in March 2007. This migration has been completed and has allowed us to focus our efforts on our core small business customer base.
     Revenues decreased by $160,000 during the six months ended June 30, 2008, compared to the same period in 2007. The net decrease was due to a $190,000 decrease in our Promotion division revenue, offset by a $30,000 increase in revenue from Merchant services revenue in our Commerce division. The decrease in our Promotion division revenue was due to the planned migration away from enterprise customer search engine optimization services discussed above.
       Expenses
     Cost of services. We incurred $464,000 in costs of services for the three months ended June 30, 2008, compared to $460,000 for the same period in 2007. Our margins decreased 3% from 61% for the three months ended June 30, 2007 to 58% for the three months ended June 30, 2008. The decrease in margins is due to a decrease in revenue while costs remained constant ($4,000 increase or less than 1 % during the three months ended June 30, 2008 when compared to the same period in 2007). A significant amount of our costs of providing services to our customers is fixed at our current business volume. We would not anticipate a significant increase in our fixed costs for providing services unless we have a substantial increase in business volume.
     Our cost of services decreased $55,000 or by 6% when comparing the six months ended June 30, 2008 to the same six month period in 2007. Our margin during the six month periods ended June 30, 2008 and 2007 remained constant at 63%. The decrease in costs was a result of our cost savings initiatives that were implemented in March 2007 which included the reduction of headcount.
     General and administrative. Our general and administrative expenses increased by $204,000 during the three months ended June 30, 2008, when compared to the same period in 2007. General and administrative costs were 87% of revenues during the second quarter of 2008 compared to 64% for the same period in 2007. This increase was mainly due to payments of $200,000 under our Executive Bonus Program in May 2008. Our executive bonus program is based on attaining milestones listed in our Executive Bonus Plan, one of which was our retirement of secured 15% notes payable to Imperium Master Fund Ltd. The final $1,000,000 note due to Imperium was repaid in May 2008.
     Our general and administrative expenses decreased by $60,000 during the six months ended June 30, 2008, compared to the same period in 2007. We had a decrease of $266,000 in professional services, primarily due to a decrease in investing and financing activities. Our cost of professional services may increase in the future as we seek additional financing. We also had a decrease in travel related expenses of $23,000. These decreases were offset in part by an increase in share-based payment expense ($113,000) and an increase in salaries and wages of $108,000. The increase in salaries and wages includes the $200,000 paid out under our Executive Bonus Program in May 2008. The increase in salaries and wages from the executive bonus payments was offset in part by a reduction in headcount from cost saving initiatives implemented in March 2007.
     Selling and marketing. Our selling and marketing expenses increased by $89,000 during the three months ended June 30, 2008, compared to the same period in 2007. This increase was primarily due to an increase in the headcount of our direct sales team and sales costs related to a new product offering.
     Our selling and marketing expenses decreased by $30,000 during the six months ended June 30, 2008, compared to the same period in 2007. This decrease was mainly due to a $34,000 decrease in share-based payment expense. Although we experienced an increase in labor costs during the second quarter of 2008, our labor costs remained constant during the six months ended June 30, 2008 when compared to the same period in 2007, due to cost saving initiatives implemented in March 2007.

     Research and development. Our research and development expenses increased by $44,000 for the three months ended June 30, 2008, compared to the same period in 2007. As a percentage of revenue, research and development costs were 35% for the three months ended June 30, 2008 and 29% for the three months ended June 30, 2007. The increase was primarily due to an increase in labor costs for the enhancement of our product offerings.
     Our research and development expenses decreased by $76,000 during the six months ended June 30, 2008, compared to the same period in 2007. This decrease relates primarily to lower labor costs. Although we experienced an increase in labor costs during the second quarter of 2008, overall labor costs for the six months ended 2008, were lower than labor costs during the same period in 2007 due to cost saving initiatives implemented in March 2007.
     Gain on settlement of debt. During May 2008, we paid an aggregate of $200,000 to settle $339,000 of note obligations under outstanding notes payable ($200,000 principal plus $139,000 of accrued interest). The difference between the amount paid and the principal and accrued interest was recorded as a gain on the settlement of debt in May 2008.
     During May 2007, we paid the remaining amount due under a settlement agreement relating to a disputed product-line purchase agreement. The total amount accrued under the disputed product-line purchase agreement was $1,100,000 and included in long-term debt. The amount paid under the settlement agreement was $500,000 plus $22,566 of penalties and interest. We recorded a gain for the difference between the amount accrued under the agreement and the amount paid.
     Interest. Our interest expense decreased by $71,000 for the three months ended June 30, 2008, compared to the same period in 2007. The decrease in interest was due to the reduction of debt during May 2008. Interest expense increased by $51,000 during the six month period ended June 30, 2008, compared to the same period in 2007. The increase was primarily due to interest relating to our 15% secured promissory notes issued in May 2007. We repaid the principal and accrued interest under these notes in May 2008 and therefore, the obligations were outstanding for a longer period of time during the six months ended June 30, 2008 than during the six months ended June 30, 2007.
   Liquidity and Capital Resources
     We financed our operations during the three and six months ended June 30, 2008, primarily from our existing cash and working capital at December 31, 2007 and the proceeds from the sale of our In-store business line during May 2008. As of June 30, 2008, we had $574,00 of cash and cash equivalents and a working capital deficit of $2.0 million. As of June 30, 2008, we also had $375,000 of restricted cash held in an escrow account from the sale of our In-Store business line. We deposited this amount into escrow to satisfy our indemnification obligations under the purchase agreement. Under the terms of the purchase agreement, any amounts remaining in escrow and not subject to an indemnification claim will be released to us on May 2, 2009.
     On May 2, 2008, we received $5.5 million ($7 million less transaction costs and cash held in escrow) in proceeds from the sale of our In Store Systems business line, Jadeon, Inc. The transaction remains subject to a purchase price adjustment based on the net assets of Jadeon as of the closing date. The net proceeds from the transaction were used to pay outstanding debt and will also be used to continue to fund our operations.
          We will need our operations to become profitable or we will need to raise additional funds through a combination of the issuance of equity or debt securities, or other sources of financing in the near future. We do not currently have any credit lines available other than approximately $1.3 million available under our equipment lease line. We do not have arrangements in place for future financings, and may not be able to secure sufficient financing on favorable terms, or at all. Our failure to raise sufficient funds to support our operations would harm our financial condition and future prospects and could cause us to reduce the scope of or discontinue our operations. In addition, any additional equity or convertible debt financing may cause immediate and substantial dilution to new or existing stockholders.
          Due to our recurring losses, negative cash flows, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2007, expressed substantial doubt about our ability to continue as a going concern. As of June 30, 2007, we had current assets of $1,844,000 and current liabilities of $3,821,000, resulting in a working capital deficit of ($1,977,000). Our ability to continue as a going concern is dependent, in the near term, on our ability to obtain additional debt or equity financing, and, in the long term, on our ability to develop and maintain profitable operations. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds through the issuance of debt or equity securities or other sources of financing in 2008.
     We used $3,089,000 of cash in our operations during the six months ended June 30, 2008, and used $113,000 of cash in our operations during the six months ended June 30, 2007. The use of cash for operations during the six months ended June 30, 2008, included the pay-down of $937,000 of accounts payable, and $720,000 for the pay-down of accrued salaries, wages and other accrued liabilities. While we had net losses of $2,071,000 during the six months ended June 30, 2007, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, expensing of prepaid royalties, accretion of debt discount, provisions for bad debts and gain on the settlement of debt. These non-cash items totaled $1,078,000. Changes in our operating assets and liabilities further offset our cash losses from operations by $880,000 during the six months ended June 30, 2007. The $880,000 increase in cash from changes in operating assets and liabilities during the six months ended June 30, 2007 was due in part to increased collection of our accounts receivable, extended vendor payment cycles and growth in our deferred revenue from an increased number of customers prepaying for service contracts.
               We purchased property and equipment of $4,000 and $20,000, respectively, during the six month periods ended June 30, 2008, and 2007. We received $5,492,000 in cash for the sale of Jadeon (7,000,000 net of restricted cash held in escrow totaling $375,000, and expenses of $1,133,000) in May 2008. With these proceeds we made principal payments on long-term debt, related party debt and capital leases of $2,016,000. We paid $699,000 on our credit lines during the six months ended June 30, 2007. We had principal payments on various debt instruments and capital leases of $876,000 and received $1,825,000, net of debt issuance costs, from the issuance of notes payable during the six months ended June 30, 2007.
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
     Item 4T. Controls and Procedures
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
     We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At June 30, 2008, we had an accumulated deficit of approximately $37 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
     If we fail to obtain additional funding to support our operations and capital expenditures, we may be required to reduce the scope of our business.
     As of June 30, 2008, we had a working capital deficit of approximately $2 million. Due to our recurring losses, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm dated April 14, 2008, expressed substantial doubt about our ability to continue as a going concern. In May 2008, we sold substantially all of the assets of our wholly owned subsidiary, Jadeon, Inc., for $7 million. With the sale proceeds we have retired debt, including a $1.0 million secured 15% promissory note that was due in May 2008, $200,000 of 12% promissory notes due to a shareholder, that were in default, a $100,000 note payable to the former owner of Jadeon, and $345,000 of 15% notes due primarily to members of our board of directors that were due from April through July 2008. We intend to use the remaining proceeds for working capital purposes. However, we will need our operations to become profitable or we will need additional funds to continue our operations in the near-term and to expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities.
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
     Our success depends on a significant number of small businesses making the decision to adopt and use online promotion and commerce applications and services such as search engine optimization, pay-per-click campaign advertising, local search business profiles, affiliate marketing management, web analytics, domain name registration and business and e-commerce websites. Currently, many small businesses do not have an Internet presence, and it is uncertain whether a significant demand for creating an Internet presence among small businesses will develop in the future. The market for our Internet technology applications and solutions is relatively new and untested. Our future revenues and profits, if any, will be substantially dependent upon the widespread acceptance, growth, and use of the Internet and other online business promotion and management tools by small businesses. Custom website development has been the predominant method of Internet enablement to date, and small businesses may be slow to adopt our Internet technology solutions. Further, if small businesses determine that having an Internet presence does not benefit their businesses, they would be less likely to purchase other Internet-based business promotion and management services. If the market for our Internet technology applications and solutions fails to grow, or grows more slowly than we currently anticipate, or if our technology solutions fail to achieve widespread customer acceptance, our business would be seriously harmed.
     We may find that it is difficult to identify, or license or acquire additional Internet technology solutions on favorable terms, or to integrate future technology or business acquisitions, which could limit our growth, disrupt our business and adversely affect our operating results.
     We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004, the acquisition of 10x Marketing in June of 2005, and the acquisitions of Creditdiscovery and Acquirint in December 2006. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, and Internet marketing services. Additional acquisitions may become necessary for us to expand our offerings in response to evolving customer demand or competitive factors, or to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness.
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
     Typically our Internet technology applications and solutions are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions at any time with little or no penalty. Our strategy to increase revenues and improve our profitability is partly dependent on our ability to increase revenues from existing customers by selling additional services to those customers. We are currently experiencing an annual turnover rate of approximately 14% in our customer base. Our ability to sell additional services to our existing customers, and our subscription renewal rates, may be impaired or decline due to a variety of factors, including the impact of the overall U.S. economic environment on small businesses, the services and prices offered by us and our competitors, and the degree of use of the Internet by small businesses. If we are unable to sell additional services to our existing customers, or if our renewal rates decline for any reason, our revenues may decrease and our business will be harmed.
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
     We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Linden Barney, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer, Douglas Merryman, President of our Merchant Services business line, and James Crisera, President of our Promotion division. We do not have long-term employment agreements with any of the members of our senior management team nor do we carry key-man insurance. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of July 31, 2008, our executive officers together controlled approximately 36% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
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
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2008, we issued 1,000,000 shares of our common stock to executive officers (250,000 shares each to John Wall, John Dennis, Marvin Mall and Linden Barney). These shares were issued for compensation for services rendered and are subject to restrictions which lapse quarterly through February 2009. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.
     In April 2008, we issued 200,000 shares of our common stock to executive officers (100,000 shares each to Douglas Merryman and James Crisera). These shares were issued for compensation for services rendered and are subject to restrictions which lapse quarterly through April 2010. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.

     In June 2008, we issued 200,000 shares of our common stock to a third party for the granting of an equipment lease line of $1,000,000. We relied on an exemption from registration pursuant to Section 4(2) and Regulation D of the Securities Act.
     Item 6. Exhibits

Exhibit		Filed
No.	Description	Herewith	Form	Exhibit No.	Filing Date
10.1	Asset purchase agreement with Radiant Systems, Inc. for the sale of substantially all of the assets of Innuity, Inc.’s wholly owned subsidiary Jadeon, Inc. dated May 2, 2008.		8-K	10.1	05/07/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

Dated August 14, 2008