Form 10-Q
period 2008-09-30
INNUITY, INC. /UT/
filed 2008-11-19
CIK 1103645

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-29129
Innuity, Inc.
Exact Name of Small Business Issuer as
Specified in its Charter

Utah	8644 154th Avenue NE	87-0370820
(State or other Jurisdiction of Incorporation or Organization)	Redmond, WA 98052 (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐         No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2008
Common stock $.00025 par value	26,693,392

Innuity, Inc.
Quarterly Report on Form 10-Q
Quarter ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$104,486	$200,877
Restricted cash	377,164	—
Settlement deposits	322,391	361,675
Settlement receivable, net of allowance for doubtful accounts of $19,562 and $18,615, respectively	136,300	156,817
Trade accounts receivable, net of allowance for doubtful accounts of $6,998 and $50,883, respectively	108,987	322,131
Current assets relating to discontinued operations	—	1,252,763
Other current assets	260,508	132,634

Total Current Assets	1,309,836	2,426,897

Property and equipment, net	617,081	578,864
Intangible assets, net	145,082	412,915
Long-term assets relating to discontinued operations	—	2,195,993

Total Assets	$2,071,999	$5,614,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Current liabilities relating to discontinued operations	$1,053,790	$4,624,111
Trade accounts payable	1,221,300	1,449,062
Accrued salaries and wages	170,851	413,737
Merchant settlement payable	658,348	389,993
Accrued liabilities	353,717	854,785
Deferred revenues	193,163	183,093
Current portion of obligations from terminated employment contracts	60,493	—
Related party notes payable, current portion, net of discount of $0 and $73,754, respectively	—	684,703
Long-term debt, current portion, net of discount of $0 and $99,633, respectively	94,398	1,103,847
Capital lease obligations, current portion	275,861	195,662

Total Current Liabilities	4,081,921	9,898,993

Long-Term Liabilities
Long-term obligation from terminated employment contracts, net of discount and current portion	337,913	—
Long-term debt, net of current portion	8,339	82,821
Capital lease obligations, net of current portion	183,114	165,074

Total Long-Term Liabilities	529,366	247,895

Total Liabilities	4,611,287	10,146,888

Commitments and Contingencies
Stockholders’ Deficit
Common stock; 200,000,000 shares authorized; par value $0.00025 per share; 26,693,392 shares and 23,595,228 shares issued and outstanding, respectively	6,673	5,899
Additional paid-in capital	35,964,757	34,905,591
Accumulated deficit	(38,510,718)	(39,443,709)

Total Stockholders’ Deficit	(2,539,288)	(4,532,219)

Total Liabilities and Stockholders’ Deficit	$2,071,999	$5,614,669

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Merchant Services	$649,402	$982,321	$1,969,024	$2,272,129
Promotion Services	485,346	567,462	1,474,522	1,746,699

Total revenues	1,134,748	1,549,783	3,443,546	4,018,828

Operating expenses
Cost of services	432,411	384,062	1,323,508	1,296,685
General and administrative	667,152	521,765	2,223,748	2,237,021
Selling and marketing	571,585	604,702	1,730,558	1,728,999
Research and development	382,507	330,460	1,112,123	1,136,523
Amortization expense	59,110	107,043	267,833	333,969

Loss from operations	(978,017)	(398,249)	(3,214,224)	(2,714,369)

Other expense
Gain from settlement of debt	—	—	139,329	577,434
Other income	1,189	—	15,865	—
Interest expense, net	(53,668)	(532,937)	(427,425)	(855,790)

Total other income (expense)	(52,479)	(532,937)	(272,231)	(278,356)

Loss before income taxes	(1,030,496)	(931,186)	(3,486,455)	(2,992,725)

Income tax benefit	—	—	—	—

Loss from continuing operations	(1,030,496)	(931,186)	(3,486,455)	(2,992,725)
Income (loss) from discontinued operations	1,056	5,945	(531,976)	(3,874)
Gain on disposal	—	—	4,951,422	—

Net gain (loss) from discontinued operations	1,056	5,945	4,419,446	(3,874)

Net income (loss)	$(1,029,440)	$(925,241)	$932,991	$(2,996,599)

Basic and Diluted Loss from Continuing Operations Per Common Share	$(0.04)	$(0.04)	$(0.14)	$(0.14)

Basic Income (Loss) from Discontinued Operations Per Common Share	$0.00	$0.00	$0.17	$(0.00)

Diluted Income (Loss) from Discontinued Operations Per Common Share	$0.00	$0.00	$0.17	$(0.00)

Basic Income (Loss) Per Common Share	$(0.04)	$(0.04)	$0.04	$(0.14)

Diluted Income (Loss) Per Common Share	$(0.04)	$(0.04)	$0.04	$(0.14)

Basic Weighted-Average Common Shares Outstanding	26,686,653	22,131,454	25,514,718	21,827,473

Diluted Weighted-Average Common Shares Outstanding	26,686,653	22,131,454	26,313,079	21,827,473

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2008	2007

Cash flows from operating activities

Net income (loss)	$932,991	$(2,996,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	718,951	1,046,747
Accretion of debt discount	239,615	338,130
Share-based payments	1,045,210	967,869
Bad debt provision	113,176	146,623
Gain from settlement of debt	(139,329)	(577,434)
Gain from disposal of discontinued operations	(4,951,422)	—
Changes in assets and liabilities, net of acquisitions:
Settlement deposits	39,284	(99,961)
Trade accounts receivable	(152,262)	208,402
Settlement receivable	20,517	(1,067)
Inventories	52,795	(20,243)
Other current assets	(225,902)	(15,426)
Trade accounts payable	(749,203)	590,415
Merchant settlement payable	268,355	194,519
Accrued salaries and wages	(472,950)	(127,531)
Deferred revenues	299,123	320,088
Accrued liabilities	(409,936)	(51,576)

Total adjustments	(4,303,978)	2,919,555

Net cash used in operating activities	(3,370,987)	(77,044)

Cash flows from investing activities
Purchase of property and equipment	(16,119)	(20,096)
Increase in restricted cash	(2,164)	—
Proceeds from sale of in-store business line, net of expenses and restricted cash	5,492,302	—

Net cash provided by (used in) investing activities	5,474,019	(20,096)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,825,000
Proceeds from exercise of warrants and options	14,730	3,869
Payments under obligations from terminated employement contracts	(35,998)	—
Payments on related party notes payable	(758,507)	(180,303)
Payments on long-term debt	(1,221,065)	(693,961)
Payments on capital lease obligations	(198,583)	(106,094)
Payments on line of credit	—	(649,365)

Net cash provided by (used in) financing activities	(2,199,423)	199,146

Net increase (decease) in cash and cash equivalents	(96,391)	102,006
Cash and cash equivalents at beginning of period	200,877	307,483

Cash and cash equivalents at end of period	$104,486	$409,489

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

For the Nine Months Ended September 30,	2008	2007

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$252,985	$334,213

Noncash investing and financing activities

Discount on notes payable	—	303,115
Debt converted to common stock	—	280,405
Accrued interest converted to common stock	—	75,760
Acquisition of property and equipment under terms of capital lease agreements	296,822	—
Conversion of accounts payable to common stock	—	40,618

Sale of In-Store business line:
Assets sold:
Accounts receivable	$867,235
Inventory	497,901
Other current assets	185,090
Property and equipment	116,746
Intangible assets	69,632
Goodwill	1,833,220

	3,569,824

Liabilities assumed by buyer:
Deferred revenue	(2,891,196)
Accrued liabilities	(90,004)

Assets sold net of liabilities	588,624

Sale price	7,000,000
Accrued purchase price adjustment	78,471
Accrued obligation from terminated employment contracts	(405,727)
Transaction expenses	(1,132,698)

Gain from disposal	$4,951,422

See accompanying notes to condensed consolidated financial statements.

INNUITY, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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
     Operating results for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission on April 15, 2008.
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
     Of the proceeds received for the sale of Jadeon, Inc., $375,000 was placed in an escrow account to satisfy any indemnified losses under the asset purchase agreement that are incurred by the buyer for up to one year after the sale. The funds in the escrow account, including interest earned on escrowed funds, have been recorded as restricted cash in the accompanying condensed consolidated balance sheet as of September 30, 2008.
     The accompanying condensed consolidated financial statements have been prepared with the assumption that the Company will continue as a going concern. However, the Company has incurred substantial losses and has a working capital deficit and accumulated deficit as of September 30, 2008. In addition, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about the Company’s ability to continue as a going concern. Unless the Company is able to significantly increase its revenues and cash flows from operating activities, it will be required to raise additional funds in order to continue operations. No assurance can be given that the Company will be able to obtain such financing or that the Company will be able to obtain such financing with agreeable terms.
     Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

2. SHARE-BASED PAYMENTS
     The Company grants stock options and restricted stock to employees and non-employee directors and consultants under its Amended and Restated 1999 Stock Option Plan (the “1999 Plan”). Vesting requirements for awards under the 1999 Plan vary by individual grant and are time-based. The majority of the options granted under the Plan have a contractual life of 10 years.
     Cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows. However, the Company has significant net operating loss carry-forwards for tax purposes and therefore has not recognized any excess tax benefits from the exercise of stock options.
     The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. No options were granted during the three months ended September 30, 2008. The weighted average assumptions for the three- and nine- month periods ended September 30, 2008 and 2007 were:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Dividend yield	—	0.0%	0.0%	0.0%
Expected Volatility	—	186%	161%	187%
Risk-free interest rate	—	4.5%	3.1%	4.5%

Expected term (years)	—	5.86	5.86	5.86
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
     The following summary presents information regarding outstanding options as of September 30, 2008 and changes during the period then ended with regard to all options:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	under	Exercise	Contract	Intrinsic
	Option	Price	Term	Value

Outstanding at December 31, 2007	3,618,511	$0.64
Granted	12,500	$0.24

Forfeited or expired	(1,621,366)	$0.58

Outstanding at September 30, 2008	2,009,645	$0.69	7.53 Years	$—

Exercisable at September 30, 2008	1,354,968	$0.71	7.03 Years	$—

     The weighted average grant-date fair value of options granted during the three-months ended September 30, 2007 was $0.31. The weighted average grant-date fair value of options granted during the nine-months ended September 30, 2008 and 2007 was $0.22 and $0.38, respectively. No stock options were exercised during the three-month and nine-month periods ended September 30, 2008. The total intrinsic value of options exercised during the three-month and nine-month periods ended September 30, 2007, was $8,737. Total share-based payment expense relating to options for the three-month periods ended September 30, 2008 and 2007 was $74,793 and $212,016, respectively. Total share-based payment expense related to options for the nine-month periods ended September 30, 2008 and 2007 was $403,383 and $679,544, respectively.

     As of September 30, 2008 there were 1,056,915 shares of restricted common stock issued and outstanding under the 1999 Plan. The Company issued 225,000 shares of restricted common stock under the 1999 Plan during the nine months ended September 30, 2008 and did not issue restricted shares of common stock under the 1999 Plan during the nine months ended September 30, 2007. Of the total restricted shares issued under the 1999 Plan, 910,532 shares were vested as of September 30, 2008. The value of the unvested shares ($0.24 per share) is being amortized into expense over the vesting period of 3.5 years.
     During the nine months ended September 30, 2008, the Company issued an aggregate of 1,200,000 shares of its restricted common stock outside of the 1999 Plan to officers for compensation expense. These shares were valued at the fair market value of the Company’s common stock ($0.23 to $0.24 per share) as of the dates issued. The value of the shares is being amortized into expense over vesting periods of one to two years. No share-based payment costs were capitalized during the three-month and nine-month periods ended September 30, 2008 and 2007.
     In addition to restricted stock issued under the 1999 Plan and shares issued to officers outside of the 1999 Plan, the Company issued 200,000 shares of common stock in June 2008, to a third party for increasing an equipment lease line by $1.0 million, bringing the total line from the existing $1.0 million up to $2 million. The issue date fair value ($0.16 per share) was recorded as an expense during June 2008.
     During the nine-months ended September 30, 2007, the Company issued 1,628,131 shares of its common stock outside of the 1999 Plan, including 803,131 shares of common stock issued to related parties, under various service agreements and in exchange under notes payable. The Company recorded expense of $90,000 and $288,325, respectively, during the three- and nine-month periods ended September 30, 2007 for the value of the shares issued, net of amounts already accrued under notes payable exchanged for shares.
     Total share-based payment expense for the three months ended September 30, 2008, and 2007 were as follows:

	2008	2007
Cost of services	$5,189	$760
General and administrative expense	92,106	146,399
Sales and marketing expense	85,849	105,748
Research and development expense	5,351	7,622

Total share-based payment expense from continuing operations	188,495	260,529
Discontinued operations	—	41,487

Total share-based payment expense	$188,495	$302,016

     Total share-based payment expense for the nine months ended September 30, 2008, and 2007 were as follows:

	2008	2007
Cost of services	$13,853	$4,189
General and administrative expense	363,785	488,428
Sales and marketing expense	236,097	289,831
Research and development expense	18,887	21,360

Total share-based payment expense from continuing operations	632,622	803,808
Discontinued operations	412,588	164,061

Total share-based payment expense	$1,045,210	$967,869

3. LONG-TERM DEBT AND CREDIT LINE
     The Company had a $100,000 unsecured line of credit with a bank in the name of the Company’s wholly owned subsidiary, Jadeon, Inc. In May 2008, the Company sold substantially all of the assets of Jadeon, Inc. to a third party, and paid the outstanding balances on the credit line.
     Long-term debt consisted of the following as of September 30, 2008, and December 31, 2007:

	September 30,	December 31,
	2008	2007

Note payable to an unrelated party, interest at 15%, net of discount of $99,633 at December 31, 2007, paid in full May 2008	$—	$975,367
Note payable to an unrelated party, interest imputed at 2.49%, matures October 2008, monthly payments of $8,357	102,737	211,301

Total debt	$102,737	$1,186,668
Less current maturities	(94,398)	(1,103,847)

Long-term debt	$8,339	$82,821

     Related party notes payable consisted of the following as of September 30, 2008, and December 31, 2007:

	September 30,	December 31,
	2008	2007

Notes payable to a shareholder, interest at 12%, paid in full May 2008	$—	$200,000
Note payable to former owner of Jadeon, interest at 5%, net of discount of $10,587 at December 31, 2007, paid in full May 2008	—	202,870

Convertible note payable to related parties, interest at 15%, net of discount of $63,167 at December 31, 2007, paid in full June 2008	—	281,833

Total related party notes payable	—	$684,703
Less current maturities	—	(684,703)

Long-term related party notes payable	$—	$—

4. DISCONTINUED OPERATIONS
     The Company completed the sale of substantially all of the assets of its wholly owned subsidiary, Jadeon, Inc., to a third party in May 2008. The September 30, 2008 and December 31, 2007 balances relating to the assets and liabilities of Jadeon, Inc. have been classified as assets and liabilities related to discontinued operations in the accompanying condensed consolidated balance sheets. The Company generated $4,960,817 of revenue through the operations of Jadeon, Inc. from January 1, 2008, through May 2, 2008, the date of sale. During the three-month and nine-month periods ended September 30, 2007, the Company generated revenue of $3,662,873 and $11,998,879, respectively, through the operations of Jadeon, Inc.

     The schedule below sets forth the balances relating to the assets and liabilities related to discontinued operations as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Trade accounts receivable, net of allowance for doubtful accounts of $54,871 as of December 31, 2007	$—	$615,005
Inventories, net of allowance for obsolete inventory of $209,962 as of December 31, 2007	—	550,696
Other current assets	—	87,062

Total current assets related to discontinued operations	$—	$1,252,763

Property and equipment, net	$—	$107,455
Intangible assets, net	—	255,318
Goodwill	—	1,833,220

Total long-term assets related to discontinued operations	$—	$2,195,993

Trade accounts payable	$991,899	$1,591,812
Accrued salaries and wages	23,999	254,063
Accrued liabilities	37,892	176,093
Deferred revenues	—	2,602,143

Total current liabilities related to discontinued operations	$1,053,790	$4,624,111

     The Company recorded a gain from the sale of the assets from discontinued operations related to Jadeon, Inc. during the nine months ended September 30, 2008 of $4,951,442. The Company received $7,000,000 from the sale of Jadeon, Inc. on May 2, 2008, of which $375,000 has been recorded as restricted cash. The Company incurred $1,132,698 of transaction related expenses from the sale. Transaction expenses include the following:

Bonuses	$560,000
Amounts paid under employee settlement agreements	450,000
Legal and professional services	96,515
Travel and other	26,183

$1,132,698

     Of the bonuses paid on the sale of Jadeon, Inc., the Company paid $350,000 to John R. Dennis, the Company’s President and board member, and $210,000 to John R. Wall, the Company’s Chairman and Chief Executive Officer.
5. LONG TERM OBLIGATIONS FROM TERMINATED EMPLOYMENT CONTRACTS
     Certain employees that were terminated in conjunction with the sale of Jadeon, Inc.’s assets had employment agreements with the Company that called for continuation bonuses to be paid quarterly. According to the employment agreements, the minimum quarterly payments were payable to such employees for so long as the employees remained with the Company and were not terminated for cause. Because the employees were terminated with the asset sale, and not terminated for cause, the Company is obligated to pay minimum quarterly amounts to these employees until the total amounts due under the contracts have been paid. The total amount to be paid under these contracts over future quarterly periods was $924,930 as of September 30, 2008, payable at $16,498 per quarter. The net present value of the amount due under these obligations, net of discount (at 15%), has been recorded on the accompanying condensed consolidated balance sheet as of September 30, 2008 as follows:

Total amount due net of discount of $526,524, under obligations from terminated employment contracts	$398,406
Less current portion	60,493

Long Term obligations from terminated employment contracts	$337,913

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
     In July 2008, the Company issued 35,000 shares of its common stock to three shareholders upon the exercise of warrants issued in 2006 in conjunction with the issuance of the Company’s 15% convertible debt. The aggregate exercise price received for these warrants was $350.
7. INCOME (LOSS) PER SHARE
     Income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from shares of common stock issuable through stock options, warrants and other convertible instruments, if dilutive. Shares issuable upon the exercise of options and warrants totaling 2,085,833 have not been included in the calculation of diluted weighted average common shares outstanding for the three months ended September 30, 2008, because the effect would be anti-dilutive. Shares issuable upon conversion of debt and interest, and shares issuable upon the exercise of options and warrants totaling 5,664,222 have not been included in the calculation of diluted weighted average common shares outstanding for the three and nine months ended September 30, 2007, because the effect would be anti-dilutive.

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
     Promotion – This division provides services to small businesses that help to connect them with customers who are most likely to buy their particular products and services — helping generate new customers for the small businesses as well as grow their existing customer revenue. Applications include local search services Yellow Page Guides (YP Guides) and LeadConnect™, pay-per-click advertising, search engine optimization, link recruitment, conversion rate enhancement, web analytics tools, domain name registration, business and eCommerce websites and email.
     Commerce – This division provides services to small businesses that provide operational capability for processing, managing and supporting commerce transactions between small businesses, their online and offline customers, vendors and business partners. Applications include merchant approval software, merchant acquiring solutions and merchant life cycle management solutions; payment processing services for credit cards, check processing transactions, bill presentment and payment; and business cash advances.
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
     The following presents certain segment information as of and for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30, 2008
	Promotion	Commerce	Total

Revenue from external customers	$485,346	$649,402	$1,134,748

Depreciation and amortization	47,656	84,184	131,840

Interest expense	38,748	—	38,748

Segment loss	(139,066)	(316,663)	(455,729)

Segment assets	334,007	1,074,075	1,408,082

	For The Three Months Ended September 30, 2007
	Promotion	Commerce	Total

Revenue from external customers	$567,462	$982,321	$1,549,783
Depreciation and amortization	118,270	65,071	183,341
Interest expense	20,681	—	20,681
Segment income (loss)	(93,970)	290,456	196,486
Segment assets	744,314	1,332,054	2,076,368

     The following presents certain segment information as of and for the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30, 2008
	Promotion	Commerce	Total

Revenue from external customers	$1,474,522	$1,969,024	$3,443,546

Depreciation and amortization	285,673	211,740	497,413

Interest expense	77,561	—	77,561

Segment loss	(645,231)	(721,325)	(1,366,556)

Segment assets	334,007	1,074,075	1,408,082

	For The Nine Months Ended September 30, 2007
	Promotion	Commerce	Total

Revenue from external customers	$1,746,699	$2,272,129	$4,018,828

Depreciation and amortization	367,653	195,968	563,621

Interest expense	23,627	—	23,627

Segment income (loss)	(10,099)	58,170	48,071

Segment assets	744,314	1,332,054	2,076,368
     A reconciliation of segment income (loss) to the Company’s consolidated loss from continuing operations for the three-month and nine-month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,
	2008	2007
Total Segment income (loss)	$(455,729)	$196,486

Unallocated items:
Share-based payments from continuing operations	(188,495)	(260,529)
Interest expense	(14,920)	(506,364)
Professional services	(173,274)	(215,554)
Reversal of accrued penalty from registration rights agreement	—	200,000
Executive and other	(198,078)	(345,225)

Loss from continuing operations	$(1,030,496)	$(931,186)

	Nine Months Ended September 30,
	2008	2007
Total Segment income (loss)	$(1,366,556)	$48,071

Unallocated items:
Share-based payments from continuing operations	(632,622)	(803,808)
Interest expense	(349,864)	(832,163)
Professional services	(354,916)	(663,570)
Reversal of accrued penalty from registration rights agreement	—	200,000
Executive and other	(782,497)	(941,255)

Loss from continuing operations	$(3,486,455)	$(2,992,725)

     A reconciliation of segment assets to the Company’s total consolidated assets as of September 30, 2008 is as follows:

2008
Total segment assets	$1,408,082

Cash and cash equivalents	104,486
Restricted cash	377,164
Assets related to discontinued operations	—
Other assets not allocated to segments	182,267

Total assets	$2,071,999

     During the three and nine month periods ended September 30, 2008, substantially all of the Company’s revenues and assets were in the United States of America and Canada.

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
     The assets and liabilities of the In Store Systems business line meet the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows will be eliminated as a result of the sales and we will not have any significant involvement in the ongoing operations. In accordance with appropriate accounting rules, we have reclassified the previously reported financial results to exclude the results of the In Store Systems business line operations and have presented on a historical basis these operations as a separate line in the consolidated statements of operations and the consolidated balance sheets under discontinued operations. All of the financial information in the condensed consolidated financial statements and notes to the condensed consolidated financial statements has been revised to reflect only the results of continuing operations of our Promotion and Commerce divisions.
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
     Operations Review
     The following discussion presents certain changes in our revenue and expenses that have occurred during the three- and nine-month periods ended September 30, 2008, as compared to the same periods in 2007.
     Analysis of Condensed Consolidated Statements of Operations

	Three Months Ending September 30,			Nine Months Ending September 30,
			%			%
	2008	2007	Change	2008	2007	Change

Revenues
Merchant Services	$649,402	$982,321	-34%	$1,969,024	$2,272,129	-13%
Promotion Services	485,346	567,462	-14%	1,474,522	1,746,699	-16%

Total revenues	1,134,748	1,549,783	-27%	3,443,546	4,018,828	-14%

Operating expenses
Cost of services	432,411	384,062	13%	1,323,508	1,296,685	2%
General and administrative	667,152	521,765	28%	2,223,748	2,237,021	-1%
Selling and marketing	571,585	604,702	-5%	1,730,558	1,728,999	0%
Research and development	382,507	330,460	16%	1,112,123	1,136,523	-2%
Amortization expense	59,110	107,043	-45%	267,833	333,969	-20%

Loss from operations	(978,017)	(398,249)	146%	(3,214,224)	(2,714,369)	18%

Other income (expense)
Gain from settlement of debt	—	—	*	139,329	577,434	*
Other income	1,189	—	*	15,865	—	*
Interest expense	(53,668)	(532,937)	-90%	(427,425)	(855,790)	-50%

Total other income (expense)	(52,479)	(532,937)	-90%	(272,231)	(278,356)	-2%

Net loss from continuing operations	$(1,030,496)	$(931,186)	11%	$(3,486,455)	$(2,992,725)	16%

*	Calculation not meaningful
Note — Refer to the above Analysis of Consolidated Statements of Operations while reading the operations review discussion below:

     Revenues
     Revenues decreased by $415,000 during the three months ended September 30, 2008, compared to the same period in 2007. Of this decrease, $333,000 was from merchant services and $82,000 was from promotion services. Our merchant services revenue for the third quarter of 2007 includes $300,000 of revenue from the sale of a source code license to our Creditdiscovery product. We had no source code license sales during the third quarter of 2008. The decrease in our promotion services primarily relates to a decrease in search engine optimization services for large customers. This decrease was due mainly to a planned migration away from enterprise customer search engine optimization services that were acquired in June 2005 (10x Marketing LLC) and toward small business search engine marketing offerings that were launched in March 2007. This migration has been completed and has allowed us to focus our efforts on our core small business customer base.
     Revenues decreased by $575,000 during the nine months ended September 30, 2008, compared to the same period in 2007. Of this decrease, $300,000, relates to our sale of a source code license to our Creditdiscovery product during the third quarter of 2007, with no comparable source code license sales during the first nine months of 2008. The remaining decrease relates primarily to the planned migration away from enterprise customer search engine optimization services discussed above.
     Expenses
     Cost of services. Cost of services increased by $48,000 during the three months ended September 30, 2008, compared to the same period in 2007. Our margins decreased by 13% from 75% during the three months ended September 30, 2007 to 62% during the three months ended September 30, 2008. The increase in our cost of services was due mainly to an increase in telecommunication and processing fees. While we did have an increase in costs during the third quarter of 2008, a significant amount of our costs of providing services to customers is fixed at our current business volume. We would not anticipate a significant increase in our fixed costs for providing services unless we have a substantial increase in business volume.
     Our cost of services increased by $27,000, or by 2%, when comparing the nine months ended September 30, 2008 to the same nine month period in 2007. Our margins decreased 6% to 62% during the nine months ended September 30, 2008, when compared to 68% during the same nine month period in 2007. The decrease in margin was due to a decrease in revenue while our costs remained relatively constant because of the significant amount of our costs that are fixed in nature at the current volume levels.
     General and administrative. Our general and administrative expenses increased by $145,000 during the three months ended September 30, 2008, when compared to the same period in 2007. Our total general and administrative expenses for the third quarter of 2007 were reduced by a reversal of $237,000 of previously accrued penalties 2007. We had a reduction in head count, share-based payments, and professional services during the third quarter of 2008, when compared to the same period in 2007. The net increase in our total general and administrative expenses is a result of the decrease in costs related to headcount, professional services, and share-based payments during the third quarter of 2008, being less than our reversal of accrued penalties during the same period in 2007. The penalties we reversed during the third quarter of 2007 included $200,000 accrued in December 2006 that related to registration rights granted with securities we issued.
     Our general and administrative expenses remained constant at $2,224,000 and $2,237,000, respectively, during the nine month periods ended September 30, 2008 and 2007. We had a decrease in general and administrative expenses during the first nine months of September 30, 2008, relating to headcount reductions and reduced share based payment expense that offset the reversal of previously accrued penalties that took place during the third quarter of 2007.
     Selling and marketing. Our selling and marketing expenses decreased by $33,000 during the three months ended September 30, 2008, compared to the same period in 2007. The decrease in our sales and marketing expense relates mainly to a decrease in sales commission resulting from lower revenue and a decrease in share-based payment expense.
     Our selling and marketing expenses remained constant at $1,731,000 and $1,729,000, respectively, during the nine month periods ended September 30, 2008, and 2007. We had a decrease in commission expense during the nine months ended September 30, 2008, compared to the same period in 2007. We also had a decrease in share-based payment expense when comparing the nine months ended September 30, 2008, to the same period in 2007.

These decreases were offset by increased expenses related to an increase in the headcount of our direct sales team and sales costs related to a new product offering.
     Research and development. Our research and development expenses increased by $52,000 for the three months ended September 30, 2008, compared to the same period in 2007. The increase was primarily due to an increase in labor costs for the enhancement of our product offerings. Our research and development costs remained relatively constant at $1,112,000 and $1,137,000, respectively, during the nine months ended September 30, 2008, and 2007.
     Amortization expense. Our amortization expense decreased by $48,000, and $66,000, respectively, during the three and nine month periods ended September 30, 2008, when compared to the same periods in 2007. Our amortization expense decreased because of certain intangible assets that we acquired in 2005, became fully amortized during the second quarter of 2008.
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
     Interest. Our interest expense decreased by $479,000 and $428,000, respectively, for the three and nine months ended September 30, 2008, compared to the same three and nine month periods in 2007. The decrease was due, in part to $250,000 of interest that was accrued during the third quarter of 2007, and payable to John Wall, our Chairman and Chief Executive Officer, for the use of his assets to personally guarantee our bank credit line, our merchant processing accounts and amounts that were due under our product line purchase agreement with CitySearch.com over a five year period. The remaining decrease in interest expense relates to the reduction of debt during May 2008.
     Liquidity and Capital Resources
          We financed our operations during the three and nine months ended September 30, 2008, primarily from our existing cash and working capital at December 31, 2007 and the proceeds from the sale of our In-store business line during May 2008. As of September 30, 2008, we had $104,000 of cash and cash equivalents and a working capital deficit of $2.8 million. As of September 30, 2008, we also had $377,000 of restricted cash held in an escrow account from the sale of our In-Store business line. We deposited this amount into escrow to satisfy our indemnification obligations under the purchase agreement. Under the terms of the purchase agreement, any amounts remaining in escrow and not subject to an indemnification claim will be released to us on May 2, 2009.
          On May 2, 2008, we received $5.5 million ($7 million less transaction costs and cash held in escrow) in proceeds from the sale of our In Store Systems business line, Jadeon, Inc. The transaction remains subject to a purchase price adjustment based on the net assets of Jadeon as of the closing date. The net proceeds from the transaction were used to pay outstanding debt and to fund our operations.
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

     Due to our recurring losses, negative cash flows, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm for the year ended December 31, 2007, expressed substantial doubt about our ability to continue as a going concern. As of September 30, 2008, we had current assets of $1,310,000 and current liabilities of $4,082,000, resulting in a working capital deficit of ($2,772,000). Our ability to continue as a going concern is dependent, in the near term, on our ability to obtain additional debt or equity financing, and, in the long term, on our ability to develop and maintain profitable operations. Unless we are able to significantly increase our revenues and cash flows from operating activities, we will be required to raise additional funds through the issuance of debt or equity securities or other sources of financing in 2008.
     We used $3,371,000 of cash in our operations during the nine months ended September 30, 2008, and used $77,000 of cash in our operations during the nine months ended September 30, 2007. The use of cash for operations during the nine months ended September 30, 2008, included a net decrease of $749,000 in accounts payable, and a net decrease of $883,000 in accrued salaries, wages and other accrued liabilities. While we had net losses of $2,997,000 during the nine months ended September 30, 2007, significant charges included in these losses were non-cash items such as depreciation and amortization, share-based payments, accretion of debt discount, provisions for bad debts and gain on the settlement of debt. These non-cash items totaled $1,922,000. Changes in our operating assets and liabilities further offset our cash losses from operations by $998,000 during the nine months ended September 30, 2007. The $998,000 increase in cash from changes in operating assets and liabilities during the nine months ended September 30, 2007 was due in part to increased collection of our accounts receivable, extended vendor payment cycles and growth in our deferred revenue from an increased number of customers prepaying for service contracts.
     We purchased property and equipment of $16,000 and $20,000, respectively, during the nine month periods ended September 30, 2008, and 2007. We received $5,492,000 in cash for the sale of Jadeon ($7,000,000 net of restricted cash held in escrow totaling $375,000, and expenses of $1,133,000) in May 2008. With these proceeds we made principal payments on long-term debt, related party debt and capital leases of $2,178,000. We paid $649,000 on our credit lines during the nine months ended September 30, 2007. We had principal payments on various debt instruments and capital leases of $980,000 and received $1,825,000, net of debt issuance costs, from the issuance of notes payable during the nine months ended September 30, 2007.
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
     We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. At September 30, 2008, we had an accumulated deficit of approximately $38.5 million. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.
     If we fail to obtain additional funding to support our operations and capital expenditures, we may be required to reduce the scope of our business.
     As of September 30, 2008, we had a working capital deficit of approximately $2.8 million. Due to our recurring losses, working capital deficit and accumulated deficit, the report of our independent registered public accounting firm dated April 14, 2008, expressed substantial doubt about our ability to continue as a going concern. In May 2008, we sold substantially all of the assets of our wholly owned subsidiary, Jadeon, Inc., for $7 million. With the sale proceeds we have retired debt, including a $1.0 million secured 15% promissory note that was due in May 2008, $200,000 of 12% promissory notes due to a shareholder, that were in default, a $100,000 note payable to the former owner of Jadeon, and $345,000 of 15% notes due primarily to members of our board of directors that were due from April through July 2008. We used the remaining proceeds for working capital purposes. We will need our operations to become profitable or we will need additional funds to continue our operations in the near-term and to expand our staffing, develop new Internet technology solutions, pursue business opportunities (such as licensing or acquisition of complementary technologies or businesses), react to unforeseen difficulties and respond to competitive pressures. We cannot assure you that any financing will be available in amounts or on terms acceptable to us, or at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate implementation of material parts of our business strategy, potentially including the development or acquisition of additional Internet technology solutions and capabilities.
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
General economic conditions may affect our revenue and our ability to obtain financing.
As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and services and our results of operations and financial condition could be adversely affected thereby. Challenging economic conditions may also affect our ability to obtain financing. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
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
     We have in the past expanded our service offerings by means of acquisitions of other businesses, and we may find it necessary or desirable to license or acquire additional technologies or businesses in the future to expand our offerings of Internet technology solutions. We completed our acquisition of the business of Merchant Partners in January of 2004, the acquisition of 10x Marketing in June of 2005, and the acquisition of Creditdiscovery and Acquirint in December 2006. These acquisitions provided us with key elements of our current offerings, including the capability to process credit card and ACH transactions, and Internet marketing services. Additional acquisitions may become necessary for us to expand our offerings in response to evolving customer demand or competitive factors, or to acquire additional customer base. Although we intend to carefully evaluate possible licensing and acquisition opportunities in the future, we may not be able to license or acquire any of such technologies or businesses at favorable prices, or at all. If we are unable to obtain needed licenses or acquisitions, we may not be able grow our business or maintain our competitiveness.
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
     We believe that our future success will be dependent upon the continuing service of our executive officers and senior management team, especially: John Wall, our Chief Executive Officer; John Dennis, our President; Linden Barney, our Chief Financial Officer; Marvin Mall, our Chief Operating Officer, and Douglas Merryman, President of our Merchant Services business line. We do not have long-term employment agreements with any of the members of our senior management team nor do we carry key-man insurance. Each of these individuals may voluntarily terminate his or her employment with us at any time upon short notice. Following any termination of employment, each of these individuals would only be subject to a twelve-month period of non-competition under our standard confidentiality agreement. As of October 31, 2008, our executive officers together controlled approximately 35% of the combined voting power of our issued and outstanding capital stock. The loss of the services of any member of our senior management for any reason, or any conflict among our senior management, could harm our current, and our future, operations and prospects.
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
     Item 4. Submission of Matters to a Vote of Security Holders
          We held our annual meeting of shareholders on September 15, 2008 at which our shareholders considered the matters listed below and voted as follows:
1.	The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and qualified:

John R. Wall	John R. Dennis	Marvin A. Mall

Keith A. Cannon	Harold H. Kawaguchi	Greg M. Stevenson
Mr. Wall and Mr. Mall each received a total of 15,275,381 shares voted in favor which was sufficient for election. Messer’s Dennis, Cannon, Kawaguchi and Stevenson each received 15,314,067 shares voted in favor which was sufficient for election.

2.	The shareholders considered whether to approve our reincorporation fro the State of Utah to the State of Washington. There were 13,367,533 votes cast in favor, 287,294 votes cast against and 2,218,276 votes withheld, which vote tally was sufficient for approval.

3.	The shareholders considered whether to approve an amendment to increase the maximum number of shares of common stock that may be issued under our stock option plan by 2,000,000 shares to a total of 6,440,466. There were 13,061,342 votes cast in favor, 487,353 votes cast against and 2,324,408 votes withheld, which vote tally was sufficient for approval.

4.	The shareholders considered whether to appoint Hansen Barnett & Maxwell P.C. as our independent public accountants. There were 15,739,450 votes cast in favor, 100,013 votes cast against and 33,640 votes withheld, which vote tally was sufficient for approval.
Item 6. Exhibits

Exhibit		Filed
No.	Description	Herewith	Form	Exhibit No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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
     Dated November 19, 2008